Form 10-Q
period 2014-06-30
SATYA WORLDWIDE, INC.
filed 2014-08-08
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-55255
_________________________

SATYA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	46-0636099 (I.R.S. Employer Identification Number)

429 N. Dixie Highway, Suite 201 Pompano Beach, Florida (Address of principal executive offices)	33060 (Zip Code)

(304) 404-0390
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐                                                  Accelerated filer                               ☐
Non-accelerated filer    ☐                                                   Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2014

Common Stock, par value $.0001 per share	11,730,000 shares

SATYA WORLDWIDE, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

SATYA WORLDWIDE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	7,406	$14,029
Accounts receivable	-	660
Total current assets	7,406	14,689

Equipment, net of depreciation of $578 and $300, respectively	2,202	2,480
Intangible assets, net of amortization of $250 and $125, respectively	2,750	2,875
Prepaid printing	491

Total assets	12,849	$20,044

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	7,185	$9,685
Total current liabilities	7,185	9,685

Shareholders' equity:
Preferred stock (20,000,000 authorized;
par value $.001; none issued and outstanding)	-	$-
Common stock (280,000,000 shares authorized; par value $.0001;
11,730,000 shares issued and outstanding	1,173	1,173
at June 30, 2014 and December 31, 2013)
Additional paid in captal	14,611	14,611
Accumulated deficit	(10,120)	(5,425)
Total shareholders' equity	5,664	10,359

Total liabilities and shareholders' equity	12,849	$20,044

The accompanying notes are an integral part of these unaudited financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the period March 26, 2012 (Inception) through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues	$15	$79	$48	$79	$1,487

Cost of revenues	-	-	-	-	-
Gross Profit	15	79	48	79	1,487

Operating expenses
Selling, general and administrative expenses	4,165	370	4,618	680	11,357
Amortization of intangible assets	62	-	125	-	250

Total operating expenses	4,227	370	4,743	680	11,607

Operating income (loss)	(4,212)	(291)	(4,695)	(601)	(10,120)
Interest expense, net	-	-	-	-

Net (loss) before Income Taxes	(4,212)	(291)	(4,695)	(601)	(10,120)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	(4,212)	(291)	(4,695)	(601)	(10,120)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,730,000	2,035,308	11,730,000	2,035,308

The accompanying notes are an integral part of these unaudited financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period ended	For the six month period ended	For the period March 26, 2012 (Inception) through
	June 30, 2014	June 30, 2013	June 30, 2014

OPERATING ACTIVITIES:
Net income (loss)	$(4,695)	$(601)	$(10,120)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	125	-	250
Depreciation	278	-	578
Changes in operating assets and liabilities:
(Increase) decrease in prepaid printing	(491)	-	(491)
(Increase) decrease in accounts receivable	660	-	-
Increase (decrease) in accounts payable and accrued expenses	(2,500)	300	7,185

Net cash provided by (used in) operating activities	(6,623)	(301)	(2,598)

INVESTING ACTIVITIES:
Cash paid for intangible assets	-	-	(3,000)
Cash paid for equipment	-	-	(2,780)

Net cash used in investing activities	-	-	(5,780)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	15,784

Net cash provided by financing activities	-	-	15,784

NET INCREASE IN CASH	(6,623)	(301)	7,406

CASH BEGINNING BALANCE	14,029	3,534	-

CASH ENDING BALANCE	$7,406	$3,233	$7,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period March 26, 2012 (Inception) through December 31, 2012 and the year ended December 31, 2013 are included in the Form S-1 Registration Statement of Satya Worldwide, Inc., which was filed on July 22, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

NOTE 2 - DESCRIPTION OF BUSINESS

Satya Worldwide, Inc. (the “Company”, “we”, “us”, “our”) provides digital book (“eBook”) distribution services (“ePublishing”) services to authors, poets, memoirists and publishers for distributing their eBooks to online bookstores, book conversion, editing, book cover design and ISBN number administration.   We are the ePublisher of The Third Man: Was there another bomber in Oklahoma City?, an original non-fiction book written by Gerald Posner, the American investigative journalist and author of 11 books.  We have made this book available on Amazon, an online retailer.  We have no other ePublishing arrangements or agreements for any other literary works as of the date of this report.  We also have no other arrangements or agreements with any other digital retailers.  We also own and acquire rights to literary works and receive payments for book sales domestically and internationally.  We own the co-author rights to Mengele:  The Complete Story, a non-fiction investigative book written by Gerald Posner and John Ware, which entitles us to half of the book royalties paid to the authors. The approval of Mr. Ware and Cooper Square, the book’s publisher, is required for any additional royalty or fee arrangements with prospective licensees.  Because we currently have no other eBooks or literary works in our catalog and do not provide digital book distribution services to any other authors, poets, memoirists or publishers, our proposed business activities are anticipatory and may not come to fruition.  We cannot provide any assurance that we will be able to obtain any such approvals.  Both Satya Worldwide, Inc. and its wholly owned subsidiary Satya ePublishing, Inc. were incorporated under the laws of the State of Florida on March 26, 2012, commencing business as a development stage company.  Our fiscal year end is December 31.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and generating revenues from our business activities.  Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities.  In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

Development Stage Risk

The Company has earned minimal revenues from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this report and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

We are a company in the development stage.  Our primary activities through the date of this report have been related to the acquisition of the co-author rights to Mengele:  The Complete Story, efforts associated with ePublishing The Third Man: Was there another bomber in Oklahoma City?, and preparing for the Company’s public offering.  For the period March 26, 2012 (inception) through June 30, 2014, we had an accumulated deficit in the amount of $10,120.  Based upon our working capital as of June 30, 2014, in the amount of $221, we require additional financing to continue our operations.  Our only source of financing at this time is the anticipated equity capital raise from this offering.  If we are unable to obtain such additional financing on a timely basis, or in a sufficient amount as further discussed below, we may be forced to have limited operations or discontinue our operations and liquidate our assets.  Accordingly, investors may lose their entire investment.  See “Availability of Additional Funds” and "-Liquidity and Capital Resources” for additional information.

Plan of Operation

We are prioritizing the anticipated proceeds of the Company’s public offering based upon various levels of sales of shares of the Series A Convertible Preferred Stock. During the period following the completion of this offering, assuming the Company raises the full $300,000 amount of the offering, we intend to implement our business plan in two Phases at a total cost of $300,000. To achieve our anticipated milestones and the projected dates of completion, management believes that during Phase One and Phase Two, we will require $75,000 and $225,000, respectively, to finance our anticipated activities, as more fully described below. Phase One is focused on implementing limited marketing activities with a simple website, Facebook page and marketing brochure, as well as maintaining our public company reporting status for a period of at least 12 months following the effective date of the offering.  Phase Two is focused on expanding and developing our ePublishing business, including advertising and marketing initiatives, engaging a qualified staff person and consultants with ePublishing experience and maintaining our public company reporting status for a period of at least 24 months from the effective date of the offering.   We estimate Phase One of our business plan will commence on August 4, 2014, and Phase Two of our business plan will commence on January 3, 2015.  The following table summarizes our anticipated milestones, projected dates of completion and estimated budget allocation for implementing both Phases of our business development plan.

PHASE ONE – Assuming $75,000 in Offering Proceeds (8,333 Shares, or 25% of Shares Sold)

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

Publicly Offer Our Shares of Series A Preferred Stock		Ongoing for Up to180 Days from Offering Date	30,000

Build Satya ePublishing Facebook Page	August 4, 2014	August 29, 2014	1,500

Build Satya ePublishing Website	September 15, 2014	November 28, 2014	5,000

Create Satya ePublishing Trademark, Logo and Trade Dress	August 4, 2014	August 31, 2014	1,500

Design Satya ePublishing Marketing Brochure	October 15, 2014	November 27, 2014	3,000

Engage in Exchange Act Public Company Reporting Compliance	August 4, 2014	August 14, 2015	30,000

Use Funds for General and Administrative Expenditures	August 4, 2014	August 14, 2015	4,000

Total Phase One Expenditures			75,000

PHASE TWO – Assuming $300,000 in Offering Proceeds (33,333 Shares, or 100% of Shares Sold)

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

File Federal Trademark Application	January 5, 2015	January 5, 2016	10,000

Publish Update to Our Website and Marketing Brochure	January 5, 2015	February 28, 2015	5,000

Commence Email Marketing to Authors	March 2, 2015	July 31, 2016	25,000

Commence Advertising our ePublishing Services	March 2, 2015	July 31, 2016	25,000

Host Summer Series Writers Workshops for Authors	June 12, 2015	September 6, 2015	15,000

Hire One Staff Person for our ePublishing Business Operations	January 5, 2015	January 5, 2016	50,000

Engage Production Consultants for eBook Conversions, Book Cover Art Design and Customer Support Services	April 1, 2015	April 30, 2016	60,000

Engage in Exchange Act Public Company Reporting Compliance	August 15, 2015	August 15, 2016	30,000

Use Funds for General and Administrative Expenditures	August 1, 2015	August 15, 2016	5,000

Total Phase Two Expenditures			225,000

Public Offering of Shares of Series A Preferred Stock

Upon the effective date of our public offering, we will commence offering our shares of Series A Preferred Stock to prospective investors for a period of up to 180 days from the effective date of the offering.  A portion of the proceeds of this offering as set forth above will be used to pay the expenses that we incur in preparing registration statement for the public offering, including legal fees, auditing fees, state securities blue sky filing fees, transfer agent fees, printer fees and miscellaneous expenses.

Build Satya ePublishing Facebook Page

A portion of the proceeds of this offering as set forth above will be used to build a Facebook page for Satya ePublishing.  We will hire a social media consultant to assist us in its development and reaching our target audience.  We will add our trademark and logo to publicize our identity and brand to visitors to our Facebook page.  We will be required to keep the Facebook page current by posting notifications and adding ePublishing articles and other content of interest to independent authors.  Since we have not yet established our brand or opened a Facebook account, we have no way of knowing whether visitors will become prospective business customers.

Publish Satya ePublishing Website

A portion of the proceeds of this offering as set forth above will be used to create a basic website for Satya ePublishing.  We will hire a website consultant to assist us in developing the website, which will be based on a template to reduce development costs.  We will add our trademark, logo and trade dress to the website. We will list the two (2) books that are currently in our catalog on our website and include the hyperlink to the eBook, The Third Man:  Was There Another Bomber in Oklahoma City? on Amazon’s website.  If other authors engage us to ePublishing their books, we will include links to their eBooks on our website.  Assuming that we raise sufficient funds in the offering for Phase Two, we will consider adding more features to our website, including links to self-produced videos on ePublishing to be hosted on YouTube and a live chat feature for customers to connect with us in real-time on the Internet. We will have challenges attracting visitors to our website until we can advertise our services on Google or Facebook and create our brand.  We currently have not established a YouTube account.  We currently have no operating history to justify our belief that our business model will be successful.

Finalize Satya ePublishing Trademark, Logo and Trade Dress

A portion of the proceeds from this offering as set forth above will be used to pay for the development of our trademark, logo design and trade dress. These final designs will be used in our social media and marketing initiatives, including the Satya ePublishing Facebook page, marketing brochures and website, email marketing materials and banner ads, if any.  However, none of these social media, marketing and advertising activities currently exist.  The amount expended varies based on the amount of capital raised in the offering. The Satya ePublishing brand and trade dress design must be completed before any advertising and marketing activities starts or the website is uploaded. Assuming that we raise sufficient funds in the offering for Phase Two, we will seek to obtain federal trademark registration for our trademark and logo.  However, our trademark design and logo do not currently exist.  Accordingly, we have no means for authors to know who we are and to attract potential customers to our business.

Complete Satya ePublishing Marketing Brochure

A portion of the proceeds from this offering as set forth above will be used to design a marketing brochure to promote the Satya ePublishing brand to potential users of our ePublishing services.  We currently have no brochure or other marketing materials.  Accordingly, we have no brand name and no awareness among authors in the ePublishing marketplace. We intend to get a written testimonial from Gerald Posner as an endorsement of our business as a means of attracting these potential customers.  However, we have no agreement or requirement Gerald Posner give us any such endorsement and he is free to use other ePublishing service providers as he see fit.  Assuming that we raise sufficient funds in the offering for Phase Two, we plan to update the "look" and "feel" of the brochure with more graphics and any editorial changes that we deem appropriate and also include written testimonials from other authors or publishers that may use our ePublishing services.  Because our Satya brand name and services concept are untested, we may not be successful in establishing ourselves in the ePublishing business and we currently do not have any publishers or other authors using our services.

Commence Email Marketing to Authors

Assuming that we raise sufficient funds in the offering for Phase Two, we intend to use a portion of the proceeds as set forth above to fund an email marketing campaign to subscribers that “Like” our Facebook page and join our mailing list.  However, we currently do not have a Facebook page to “Like” and have not started a mailing list.  While we believe that repeat emails with relevant information to prospective and existing customers will likely have the effect of stimulating demand for our ePublishing services, we currently have only one customer and no track record to justify this belief.  Accordingly, we could fail to stimulate any demand for our services with email marketing efforts and waste funds by targeting persons that have no interest in our ePublishing services.

Commence Advertising our ePublishing Services

Assuming that we raise sufficient funds in the offering for Phase Two, a portion of the proceeds as set forth above will be used to pay for Google, Amazon and Facebook advertising, including banner ads.  However, our trademark design and logo does not currently exist and we have not yet established any brand name.  Accordingly, we have no brand to advertise.  We also do not know what type of advertising will be successful for our business and the funds that we intend to spend could be wasted on an ineffective advertising campaign.

Host Summer Series of Writing Workshops for Authors

Assuming that we raise sufficient funds in the offering for Phase Two, during summer 2015, we plan to have writing workshops put on by Gerald Posner and possibly others to create awareness of our services.  We will also make these workshops available for viewing on YouTube; however, we currently have no YouTube account.  At this time, we have no agreement with Gerald Posner or anyone else to host these writing workshops.  We may be unsuccessful in creating writing workshops that authors are interested in attending and they may be overlooked on YouTube.  Accordingly, this marketing initiative may be unsuccessful.

Hire One Staff Person for our ePublishing Business Operations

Assuming that we raise sufficient funds in the offering for Phase Two, we intend to use a portion of the proceeds as set forth above to hire a full-time employee with ePublishing expertise for our day-to-day operations and who will report to our Chief Executive Officer.  However, we have not identified such person and cannot guarantee that we will be successful in attracting anyone with enough ePublishing expertise to assist us in generating cash flows and becoming a profitable company.  Even if we do attract someone with ePublishing expertise, this person may be unsuccessful in managing and growing our business.
Engage Production Consultants for eBook Conversions, Book Cover Design and Customer Support Services

Assuming that we raise sufficient funds in the offering for Phase Two, we intend to use a portion of the proceeds as set forth above to engage consultants to assist us in our business operations, of which we currently have very limited operations.  Because we will be relying on consultants for eBook conversions, book cover design, editing, ISBN number administration and customer support, we may lack sufficient resources and not appropriately handle customer requests on a timely basis and turnaround times may be slow.  Accordingly, we may lose business opportunities because of problems involving consultants, including poor customer service, errors and challenges in managing and overseeing our consultants’ activities. We currently have no such consultants and lack sufficient experience as an ePublisher to manage our business operations effectively with consultants to ensure the success of the Company in this development stage.

Exchange Act Public Company Reporting

A portion of the proceeds from the Company’s public offering will be focused on maintaining our Exchange Act public company reporting compliance for a period of up to two years following the commencement of the offering. Our public company reporting obligations require us to incur expenses of approximately $30,000 per year for legal, accounting, transfer agent and printing costs to maintain our status as an Exchange Act reporting company.  Assuming that we raise sufficient funds in the offering for Phase Two, we will be able to maintain our status for a period of at least two years from the date of the offering.  As a result of our registration statement being declared effective, we will be required to remain current in our filings with the SEC in order for the shares of our common stock to be eligible for quotation on the Over-The-Counter Bulletin Board.  In the event that we become delinquent in our required filings with the SEC, quotation of our common stock may be terminated following a 30 or 60-day grace period if we do not make our required filings during that time. If our shares of common stock are not eligible for quotation on the Over-The-Counter Bulletin Board, investors may find it difficult to sell their shares.

General and Administrative Expenditures

A portion of the proceeds received in the Company’s public offering as set forth above will be used to pay general and administrative expenses for rent, outside bookkeeping, tax and accounting services, if any, corporate filings with the State of Florida, county business licenses, office supplies and any minor expenses and fees that are not determinable at this time.   If we do not have sufficient funds to support these general and administrative expenditures, the lack of funding could have a material adverse effect on our business and cause the value of our shares to decline.  Accordingly, our business would fail.

Results of Operations for the Three Month Period Ended June 30, 2014 Compared to the Three Month Period Ended June 30, 2013

Revenues.  For the three month period ended June 30, 2014, revenues were $15 and decreased by $64, as compared to the three month period ended June 30, 2013, for which revenues were $79.  This decrease was due to the reduced level of payments received from Amazon as a result of a decrease in online book sales of The Third Man:  Was there another bomber in Oklahoma City?  We received no other royalties or fees from any other book sales or digital book distribution services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses.  For the three month period ended June 30, 2014, selling, general and administrative expenses were $4,165 and increased by $3,795, as compared to the three month period ended June 30, 2013, for which general and administrative expenses were $370.  We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the anticipated growth in our business.  However, our business is currently not growing and our anticipated business operations are dependent on the funds raised in the Company’s public offering, which has not yet commenced.  See “Plan of Operation” above for additional information.

Results of Operations for the Six Month Period Ended June 30, 2014 Compared to the Six Month Period Ended June 30, 2014

Revenues.  For the three month period ended June 30, 2014, revenues were $48 and decreased by $31, as compared to the three month period ended June 30, 2013, for which revenues were $79.  This decrease was due to the reduced level of payments received from Amazon as a result of a decrease in online book sales of The Third Man:  Was there another bomber in Oklahoma City?  We received no other royalties or fees from any other book sales or digital book distribution services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses.  For the three month period ended June 30, 2014, selling, general and administrative expenses were $4,618 and increased by $3,938, as compared to the three month period ended June 30, 2013, for which general and administrative expenses were $680.  We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the anticipated growth in our business.  However, our business is currently not growing and our anticipated business operations are dependent on the funds raised in the Company’s public offering.  See “Plan of Operation” above for additional information.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2014	As of December 31, 2013	As of December 31, 2012

Cash	$7,406	$14,029	$3,534
Working Capital	221	5,004	429
Debt (current)	−	−	−

From March 26, 2012 (inception) through June 30, 2014, we raised a total of $15,784 from the issuance of common stock to two investors.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Availability of Additional Funds

We Currently Have Insufficient Working Capital to Fund Our Operations and our Remaining Capital will Last through November 2014

We currently have $7,406 in remaining capital.  Our monthly burn rate is approximately $1,500, and our remaining capital will last through November 2014.  Due to the impending lack of funds, we will need to raise further capital, through the sale of equity securities in our public offering to fund our proposed business operations.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase our book royalties and revenues in the digital book distribution business that we recently entered in May 2013, the implementation of our business strategy and the deployment of the funds from the Company’s public offering.  If we do not have sufficient working capital to fund our operations, the lack of funds could have a material adverse effect on our business and cause the value of our shares to decline.  Accordingly, our business would fail.  See “-Plan of Operation” above and “Description of Business” for additional information.

Less than $75,000 Raised in the Company’s Public Offering

If the Company does not sell at least 25% of the shares being offered in its public offering or less than $75,000, it will have to scale back its proposed operations accordingly. The first $30,000 raised will be allocated to paying the costs of the offering. The next $30,000 will be used for costs to remain current in our SEC public company reporting obligations. The balance, if any, will be allocated to the trademark, logo, trade dress, website development, Facebook page and creating a marketing brochure.  We have no other planned sources of financing after the completion of the offering in order to further develop our brand and increase our awareness in the ePublishing marketplace.  Further, we will not be able to complete all of the milestones in our Phase One plan and none of the milestones in Phase Two will be completed.  If adequate funds are not available, then our ability to expand our business operations may be significantly hindered.  Accordingly, we may be required to significantly curtail or discontinue our operations and we may also become insolvent. See “—Liquidity and Capital Resources” and “—Going Concern” below for additional information.

More than $75,000, but Less than $150,000 Raised in the Company’s Public Offering

If the amount raised in the Company’s public offering is more than $75,000, but less than $150,000, the Company may need to scale back its proposed business activities.  Currently, we have very limited business activities, because we only have two books in our catalog and no prospective customers.  A reduction in our planned activities would be reflected in reducing the amount of marketing and advertising activities we would have initially needed to reach a large enough potential customer base interested in our services to become profitable.  We will be able to complete the milestones in Phase One.  However, we would face significant challenges in achieving our anticipated milestones in Phase Two and some or all of them may not be achieved at all.  Accordingly, our growth rate will be substantially hindered and we may be required to significantly curtail or discontinue operations and we may also become insolvent.  See “Use of Proceeds”, “— Liquidity and Capital Resources” and “— Going Concern” below for additional information.

At least $150,000 Raised in the Company’s Public Offering, but not all of the $300,000 Maximum Offering Amount

If we are able to raise at least $150,000 in the Company’s public offering, but not all of the $300,000, our management believes that we may be able to implement our business plan in its entirety and complete the milestones in both Phase One and Phase Two. In this event, our management will re-examine our proposed business activities to use our resources most efficiently. Our focus will likely be on spending available funds on assuring that we retain our reporting status as a public company with the SEC for at least 24 months from the commencement of this offering and completing our anticipated milestones in Phase Two; however, we would likely not meet the projected dates of completion.  Accordingly, our growth rate will be substantially hindered and we may be required to significantly curtail or discontinue operations and we may also become insolvent.  See “Use of Proceeds, "Liquidity and Capital Resources” and “Going Concern” below for additional information.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Material Commitments

There were no material commitments during the three and six month periods ended June 30, 2014.

Purchase of Furniture and Equipment

We purchased equipment in the amount of $0 during the six month period ended June 30, 2014.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

●
We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●
We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

●
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Patricia Posner
     Patricia Posner
     CEO, President and Treasurer

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2014, the Company’s Form S-1 Registration Statement (Registration No. 333-195630) was declared effective for its public offering of up to $300,000 in shares of its Series A Convertible Preferred Stock.  As of the date of filing this report, there has been $0 in proceeds raised in the public offering pursuant to such Registration Statement.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)        Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Patricia Posner

Exhibit 32.1	906 Certification – Patricia Posner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SATYA WORLDWIDE, INC.

DATE:  August 7, 2014

By: /s/  Patricia Posner
             Patricia Posner
             Chairman, President, Chief Executive Officer
             and Treasurer (Principal Accounting Officer
             and Authorized Officer)

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Patricia Posner

Exhibit 32.1	906 Certification – Patricia Posner