Form 10-Q
period 2014-09-30
SATYA WORLDWIDE, INC.
filed 2014-11-13
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-55255
____________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2014

Common Stock, par value $.0001 per share	11,730,000 shares

SATYA WORLDWIDE, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$7,377	$14,029
Accounts receivable	-	660
Total current assets	7,377	14,689

Equipment, net of depreciation of $717 and $300, respectively	2,063	2,480
Intangible assets, net of amortization of $312 and $125, respectively	2,688	2,875

Total assets	$12,128	$20,044

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,689	$9,685
Total current liabilities	17,689	9,685

Shareholders' equity:
Preferred stock (20,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (280,000,000 shares authorized; par value $.0001;
11,730,000 shares issued and outstanding	1,173	1,173
at September 30, 2014 and December 31, 2013)
Additional paid in captal	14,611	14,611
Accumulated deficit	(21,345)	(5,425)
Total shareholders' equity	(5,561)	10,359

Total liabilities and shareholders' equity	$12,128	$20,044

The accompanying notes are an integral part of these unaudited financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$16	$37	$64	$116

Cost of revenues	-	-	-	-
Gross Profit	16	37	64	116

Operating expenses
Selling, general and administrative expenses	11,178	52	15,797	803
Amortization of intangible assets	63	-	187	-

Total operating expenses	11,241	52	15,984	803

Operating income (loss)	(11,225)	(15)	(15,920)	(687)
Interest expense, net	-	-	-	-

Net (loss) before Income Taxes	(11,225)	(15)	(15,920)	(687)

Provision for Income Taxes	-	-	-	-

Net (loss)	(11,225)	(15)	(15,920)	(687)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,730,000	2,097,575	11,730,000	2,056,064

The accompanying notes are an integral part of these unaudited financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month	For the nine month
	period ended	period ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES:

Net income (loss)	$(15,920)	$(687)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	187	-
Depreciation	417	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	660	-
Increase (decrease) in accounts payable and accrued expenses	8,004	370

Net cash provided by (used in) operating activities	(6,652)	(317)

FINANCING ACTIVITIES:

Proceeds from sale of common stock	-	2,784

Net cash provided by financing activities	-	2,784

NET INCREASE IN CASH	(6,652)	2,467

CASH BEGINNING BALANCE	14,029	3,534

CASH ENDING BALANCE	$7,377	$6,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 1 – Basis of Presentation, Consolidation, and Summary of Selected Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2013 and for the period March 26, 2012 (Inception) through December 31, 2012, which are included in the Registration Statement on Form S-1 for Satya Worldwide, Inc. and its subsidiary (collectively, the “Company”) (File Number 333-195630).  These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All material intercompany balances and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

In the quarter ending September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this Accounting Standards Update allows the Company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

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

Overview

Our primary activities through the date of this report have been related to the acquisition of the co-author rights to Mengele:  The Complete Story, efforts associated with ePublishing The Third Man: Was there another bomber in Oklahoma City?, and preparing for the Company’s public offering.  For the period March 26, 2012 (inception) through September 30, 2014, we had an accumulated deficit in the amount of $21,345.  Based upon our negative working capital as of September 30, 2014, in the amount of $10,312, we require additional financing to continue our operations.  Our only source of financing at this time is the anticipated equity capital raise from this offering.  If we are unable to obtain such additional financing on a timely basis, or in a sufficient amount as further discussed below, we may be forced to have limited operations or discontinue our operations and liquidate our assets.  Accordingly, investors may lose their entire investment.  See “Availability of Additional Funds” and "-Liquidity and Capital Resources” for additional information.

Plan of Operation

We are prioritizing the anticipated proceeds of the Company’s public offering based upon various levels of sales of shares of the Series A Convertible Preferred Stock. During the period following the completion of this offering, assuming the Company raises the full $300,000 amount of the offering, we intend to implement our business plan in two Phases at a total cost of $300,000. To achieve our anticipated milestones and the projected dates of completion, management believes that during Phase One and Phase Two, we will require $75,000 and $225,000, respectively, to finance our anticipated activities, as more fully described below. Phase One is focused on implementing limited marketing activities with a simple website, Facebook page and marketing brochure, as well as maintaining our public company reporting status for a period of at least 12 months following the effective date of the offering.  Phase Two is focused on expanding and developing our ePublishing business, including advertising and marketing initiatives, engaging a qualified staff person and consultants with ePublishing experience and maintaining our public company reporting status for a period of at least 24 months from the effective date of the offering.  Phase One of our business plan commenced on August 4, 2014, and we anticipate that Phase Two of our business plan will commence on January 3, 2015.  The following table summarizes our anticipated milestones, projected dates of completion and estimated budget allocation for implementing both Phases of our business development plan.

PHASE ONE – Assuming $75,000 in Offering Proceeds (8,333 Shares, or 25% of Shares Sold)

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

Publicly Offer Our Shares of Series A Preferred Stock		Ongoing for Up to180 Days from Offering Date	30,000

Build Satya ePublishing Facebook Page	August 4, 2014	August 29, 2014	1,500

Build Satya ePublishing Website	September 15, 2014	November 28, 2014	5,000

Create Satya ePublishing Trademark, Logo and Trade Dress	August 4, 2014	August 31, 2014	1,500

Design Satya ePublishing Marketing Brochure	October 15, 2014	November 27, 2014	3,000

Engage in Exchange Act Public Company Reporting Compliance	August 4, 2014	August 14, 2015	30,000

Use Funds for General and Administrative Expenditures	August 4, 2014	August 14, 2015	4,000

Total Phase One Expenditures			75,000

PHASE TWO – Assuming $300,000 in Offering Proceeds (33,333 Shares, or 100% of Shares Sold)

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

File Federal Trademark Application	January 5, 2015	January 5, 2016	10,000

Publish Update to Our Website and Marketing Brochure	January 5, 2015	February 28, 2015	5,000

Commence Email Marketing to Authors	March 2, 2015	July 31, 2016	25,000

Commence Advertising our ePublishing Services	March 2, 2015	July 31, 2016	25,000

Host Summer Series Writers Workshops for Authors	September 12, 2015	September 6, 2015	15,000

Hire One Staff Person for our ePublishing Business Operations	January 5, 2015	January 5, 2016	50,000

Engage Production Consultants for eBook Conversions, Book Cover Art Design and Customer Support Services	April 1, 2015	April 30, 2016	60,000

Engage in Exchange Act Public Company Reporting Compliance	August 15, 2015	August 15, 2016	30,000

Use Funds for General and Administrative Expenditures	August 1, 2015	August 15, 2016	5,000

Total Phase Two Expenditures			225,000

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

Results of Operations for the Three Month Period Ended September 30, 2014 Compared to the Three Month Period Ended September 30, 2013

Revenues.  For the three month period ended September 30, 2014, revenues were $16 and decreased by $21, as compared to the three month period ended September 30, 2013, for which revenues were $37.  This decrease was due to the reduced level of payments received from Amazon as a result of a decrease in online book sales of The Third Man:  Was there another bomber in Oklahoma City?  We received no other royalties or fees from any other book sales or digital book distribution services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses.  For the three month period ended September 30, 2014, selling, general and administrative expenses were $11,178 and increased by $11,126, as compared to the three month period ended September 30, 2013, for which general and administrative expenses were $52.  We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the anticipated growth in our business.  However, our business is currently not growing and our anticipated business operations are dependent on the funds raised in the Company’s public offering, which has not yet commenced.  See “Plan of Operation” above for additional information.

Results of Operations for the Nine month Period Ended September 30, 2014 Compared to the Nine month Period Ended September 30, 2014

Revenues.  For the nine month period ended September 30, 2014, revenues were $64 and decreased by $52, as compared to the nine month period ended September 30, 2013, for which revenues were $116.  This decrease was due to the reduced level of payments received from Amazon as a result of a decrease in online book sales of The Third Man:  Was there another bomber in Oklahoma City?  We received no other royalties or fees from any other book sales or digital book distribution services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses.  For the nine month period ended September 30, 2014, selling, general and administrative expenses were $15,796 and increased by $14,993, as compared to the nine month period ended September 30, 2013, for which general and administrative expenses were $803.  We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the anticipated growth in our business.  However, our business is currently not growing and our anticipated business operations are dependent on the funds raised in the Company’s public offering.  See “Plan of Operation” above for additional information.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2014	As of December 31, 2013

Cash	$7,377	$14,029
Working Capital (Deficit)	(10,312)	5,004
Debt (current)	−	−

From March 26, 2012 (inception) through September 30, 2014, we raised a total of $15,784 from the issuance of common stock to two investors.

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

Availability of Additional Funds

We Currently Have Insufficient Working Capital to Fund Our Operations and our Remaining Capital will Last through November 2014

We currently have $7,377 in remaining capital and a working capital deficit of $10,312.  Our monthly burn rate is approximately $1,500, and our remaining capital will last through November 2014.  Due to the impending lack of funds, we will need to raise further capital, through the sale of equity securities in our public offering to fund our proposed business operations.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully increase our book royalties and revenues in the digital book distribution business that we recently entered in May 2013, the implementation of our business strategy and the deployment of the funds from the Company’s public offering.  If we do not have sufficient working capital to fund our operations, the lack of funds could have a material adverse effect on our business and cause the value of our shares to decline.  Accordingly, our business would fail.  See “-Plan of Operation” above and “Description of Business” for additional information.

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

Material Commitments

There were no material commitments during the three and nine month periods ended September 30, 2014.

Purchase of Furniture and Equipment

We purchased equipment in the amount of $0 during the nine month period ended September 30, 2014.

Recent Accounting Pronouncements

In the quarter ending September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this Accounting Standards Update allows the Company to remove the inception to date information and all references to development stage.

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

This report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

/s/ Patricia Posner
     Patricia Posner
     CEO, President and Treasurer

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2014, the Company’s Form S-1 Registration Statement (Registration No. 333-195630) was declared effective.  As of the quarter ending September 30, 2014, there has been $0 in proceeds raised in the public offering pursuant to such Registration Statement.

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
DATE:  November 13, 2014

By: /s/  Patricia Posner
             Patricia Posner
             Chairman, President, Chief Executive Officer
             and Treasurer (Principal Accounting Officer
             and Authorized Officer)

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Patricia Posner

Exhibit 32.1	906 Certification – Patricia Posner