Form 10-K
period 2014-12-31
SATYA WORLDWIDE, INC.
filed 2015-03-30
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-55255

Satya Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-0636099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

429 N. Dixie Highway, Suite 201
Pompano Beach, Florida  33060
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (302) 404-0390

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑ No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $44,343, based on the price of $0.02 per share of Common Stock on March 27, 2015.  Shares of Common Stock known by the registrant to be beneficially owned as of March 27, 2015 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At March 27, 2015, there were 12,272,350 shares of the registrant’s Common Stock issued and outstanding.

Satya Worldwide, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2014

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Notes

In this Annual Report on Form 10-K, Satya Worldwide, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Our Company

Satya Worldwide, Inc., a Florida corporation, provides digital book distribution services to authors, poets, memoirists and publishers for managing and exploiting their literary works in electronic format as “eBooks”, which may be read on an iPad, Kindle or other type of tablet computer or e-reader device.  This type of service is commonly referred to as “ePublishing”.  We are the ePublisher of The Third Man: Was there another bomber in Oklahoma City?, an original non-fiction book written by Gerald Posner, the American investigative journalist and author of 12 books.  We have made this book available on Amazon, an online retailer.  We also own and acquire rights to literary works and receive payments for book sales domestically and internationally.  We own Gerald Posner’s  co-author rights to Mengele:  The Complete Story, a non-fiction investigative book written by Gerald Posner and John Ware, which entitles us to half of the aggregate book royalties paid to the authors.  The approval of Mr. Ware and Cooper Square, the book’s publisher, is required for any additional royalty or fee arrangements with prospective licensees, of which there currently are none.  We cannot provide any assurance that we will be able to obtain any such approval from Mr. Ware or Cooper Square.  We do not own any other books or literary works in any form.  Except as set forth above, we currently have no other ePublishing arrangements or agreements for any other books or literary works in any form and no other arrangements or agreements with any other digital retailers.  We plan to develop a book catalog website, but have not taken steps to do so and our two executive officers are the Company’s only employees.  Accordingly, our proposed business activities are anticipatory in nature and may not come to fruition.  For the years ended December 31, 2014 and December 31, 2013, we generated revenues in the amount of $3,716 and $804, respectively, and had an accumulated deficit in the amount of $15,775 and $10,359, respectively.

Our company structure is set forth in the following chart:

SATYA WORLDWIDE, INC. a Florida corporation

SATYA ePUBLISHING, INC. a Florida corporation (100% Owned Subsidiary)

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.  See “Summary of Financial Data” for additional information.

Our independent auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities as they arise.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.  We have no other planned sources of additional financing after this offering.

Our principal executive offices are located at 429 North Dixie Highway, Suite 201, Pompano Beach, Florida  33060.  Our telephone number is (302) 404-0390.  Both Satya Worldwide, Inc. and its wholly owned subsidiary Satya ePublishing, Inc. were incorporated under the laws of the State of Florida on March 26, 2012.  Our fiscal year-end is December 31.

Principal Products

Our literary catalog is comprised of two (2) books as of the date of this report. We are the ePublisher of The Third Man: Was there another bomber in Oklahoma City?, an original work of non-fiction written by Gerald Posner, the American investigative journalist and author of 11 books.  We also own Gerald Posner’s co-author’s rights to Mengele:  The Complete Story, a non-fiction investigative book written by Gerald Posner and John Ware that is published by Cooper Square.   We acquired the co-author rights to this book at no cost pursuant to a Bill of Sale and Assignment dated September 27, 2012, from Mr. Posner to us.  The authors’ rights are co-owned by John Ware, who is entitled to share equally in any aggregate book revenues and, consequently, his approval is required for any additional royalty or fee arrangements with prospective licensees involving this book.  We also do not have the right to digitally publish or distribute this book without the consent of the publisher.  At the present time, we have not been involved in any proposed or pending license opportunities for Mengele and have not addressed any additional royalty or fee arrangements with John Ware or Cooper Square to further exploit prospective licensing opportunities for this book.   Accordingly, such licensing opportunities that may exist in the future, if any, are purely aspirational.

We believe that we will be able to add new literary works to our catalog through the selective acquisition of copyrights and author’s rights in literary works. However, we have not been successful in adding new literary works and cannot provide any assurance that we will be able to acquire additional copyrights or authors’ rights in literary works.  We are completely dependent on our minimal existing revenue stream and the efforts of Ms. Kowalski, our sole executive officer with a publishing industry background, and Ms. Cornet, our Secretary, for all of our business activities.  We cannot provide any assurance that we will be able to grow our ePublishing business and exploit the literary works in our catalog to such an extent, that we can generate enough revenues to become profitable and have a sustainable business.  We currently have negative cash flows and our operations are not profitable.  See “Risk Factors−Risks Related to Our Financial Condition and Business Model” For additional information.

Principal Services

Our services offerings include the conversion of manuscripts to .ePub, .mobi and Amazon’s Kindle file formats, book cover design, distributing books to digital retailers, editing services and ISBN number administration.  Traditional publishers may provide all of the services that we provide and, in addition, a traditional book publishing company may also buy the rights to an author's manuscript, which in some cases includes payment of an advance to the author to secure the book deal, budgeted funds to promote and market the book, advertising and incurring printing costs.  We distribute books in electronic digital format for authors, poets, memoirists and publishers, making their works available to digital retailers, like Amazon.    It is our intention to provide services that enable writers to bypass traditional publishers and agents and connect directly with readers by self-publishing their literary works. However, our only customer is Gerald Posner and we have only recently begun ePublishing one of his books in May 2013.

We are seeking to capitalize on the trend towards the digitization of content and proliferation of distribution channels through the Internet and other electronic means, which we believe are replacing traditional print formats. We believe that there is a trend towards increasing demand for eBooks by book readers and students.  Alternative distribution channels for eBooks through the Internet, technologically advanced delivery platforms (e.g., tablet computers and e-readers), combined with the concentration of online retailer power, we believe present an opportunity for the Company’s ePublishing business.  We seek to capitalize on this trend by establishing ourselves as an emerging digital book distributor in the ePublishing industry.  However, our historical operations are limited and we cannot provide any assurance that our ePublishing business will be profitable.

We expect that attracting prospective authors in this early phase of our business development will be very difficult to accomplish. We believe that our advertising and marketing initiatives will enable us to attract authors interested in our services.  However, we do not have any previous track record to demonstrate our success in the ePublishing marketplace to prove that this assumption will be correct.  If we cannot achieve profitable operations and positive cash flows before our capital is exhausted, our business could fail.  See “Management’s Discussion and Analysis and Results of Operations–Plan of Operation” and “–Availability of Additional Funds” for additional information.”

Digital Print Distribution Agreement

On May 1, 2013, we entered into a Digital Distribution Agreement with Gerald Posner, to digitally distribute in electronic format the book, The Third Man: Was there another bomber in Oklahoma City?, an original work of non-fiction written that he wrote.  This Agreement provides for our appointment as the authorized representative for the sale and distribution of this eBook on an exclusive basis to third party distributors (e.g., Internet retailers, such as Amazon, iTunes, Barnes & Nobles, etc.) for online sale and distribution.   This Agreement provides that in exchange for our services for digitally printing, distributing and marketing this book, as well as royalty accounting and administrative services relating thereto, we shall receive the initial $25,000.00 in royalties on book sales and, thereafter, such royalties will be shared equally between Mr. Posner and us.  The term of this Agreement is for the author’s life, plus seventy (70) seventy years.  We are currently only distributing this eBook on Amazon’s website and have not made any efforts to include it on iTunes, Barnes & Nobles or other digital retailers’ websites.

In the event that we enter into agreements with other writers to make their eBooks available to online retailers, those agreements will state the terms and conditions under which the books will be published, the name in which the copyright will be registered, the basis for any royalties and other related matters. We anticipate that most of the authors will be compensated by royalty arrangements with us.  Any such agreements we expect will have to be negotiated on an arms-length basis and the terms may vary among any such agreements.  Notwithstanding the foregoing, we can provide no assurance that we will be able to enter into any other agreements or whether any such agreements that we may enter into will be to our benefit, or that the terms thereof will be favorable to us.  We currently have no other digital print distribution agreements or understandings with writers or publishers for us to distribute their eBooks.

Digital Book Royalties

We receive book royalties at wholesale rates determined by the digital retailers for the sale or other licensed use of our authors’ literature products.  We have only recently begun generating revenues from digital downloads on Amazon’s website for the book, The Third Man: Was there another bomber in Oklahoma City?  From May 2013 through December 31, 2013 and for the year ended December 31, 2014, we were paid $177 and 79, respectively, by Amazon for digital download sales of this book on its website. We have no other ePublishing arrangements or agreements for any other literary works as of the date of this report.  We also have no other arrangements or agreements with any other digital retailers involving eBooks or otherwise.

Sales and Marketing

Initially, we are using Mr. Posner’s website to sell and market The Third Man: Was there another bomber in Oklahoma City? and Mengele:  The Complete Story. These are the only books that are included in our catalog at this time.  There are other books by Mr. Posner that are being marketed on this website that we do not own.  Until such time as we develop our own website, we cannot provide any assurance that we will be able to continue to use this website for our purposes.  We also cannot determine at this time whether the book, The Third Man: Was there another bomber in Oklahoma City?, will continue to be offered for sale by Amazon on its website or whether we will include this book on the website of any other digital retailers.  We intend to commence the preparation of a basic marketing website featuring Satya ePublishing’s literature catalog, with a link to Amazon’s website for our eBook. We currently only have two books in our catalog and have not yet purchased a domain name for this website.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Plan of Operation" for additional information.

Competition

The ePublishing industry in which the Company is engaged is highly competitive and has low barriers to entry. The principal competitive criteria for the ePublishing industry are considered to be the following:  product quality; customer service; suitability of format and subject matter; author’s reputation; price; timely availability of both new titles and revisions of existing eBooks; and timely delivery of products to customers. We primarily compete with  traditional publishers and other eBook publishers, substantially all of which have greater experience, brand name recognition and more financial resources than us.  We also compete with independent authors that ePublish their own books. See “Risk Factors−Risks Related to Our Financial Condition and Business Model” for additional information.

Intellectual Property

Our business, like that of other companies and writers involved in book publishing, rests on the ability to maintain copyright protection for literary works.  We consider the books in our catalog to be valuable assets to our business.  We also consider our trademarks to be valuable assets to our business. As such, we may seek to register our trademark, “Satya ePublishing” and any other trademarks, where we believe the protection of them is important for our business.  We currently do not have any federally registered trademarks. See “Management’s Discussion and Analysis and Results of Operations–Plan of Operation” for additional information.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations.  In addition, federal and state laws relating to marketing practices in the publishing industry affect our operations.  Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of March 27, 2015, we employed two persons on a part-time basis.  Ms. Kowalski, our President and Chief Executive Officer, devotes approximately twenty (20) to thirty (30) hours per week to our business.  Ms. Cornet, our Secretary and Treasurer, devotes approximately five (5) to ten (10) hours per week to our business.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease approximately 450 square feet of office space at the second floor office suites located at 429 North Dixie Highway, Pompano Beach, Florida 33060, which is currently being provided to us on a month-to-month basis for $100.00.  We believe that this space is presently adequate for our needs.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently not listed or quoted on the OTC Bulletin Board or any other market.   Our common stock has not been traded during the two preceding fiscal years ended December 31, 2014 and December 31, 2013.

Holders of Record

As of December 31, 2014 and March 27, 2015, there were 17 and 31 shareholders of record, respectively, of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance our operations, and to expand our business.  Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Florida law and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

On September 27, 2013, the Company issued 1,888,767 shares of common stock to Brisance Capital, Inc. for cash in the amount of $2,784.

On December 6, 2013, the Company issued 6,105,925 shares of common stock to Brisance Capital, Inc. for cash in the amount of $9,000.

On December 17, 2013, the Company issued 1,700,000 shares of common stock to Patricia Posner, the President, Chief Executive Officer and Treasurer of the Company, for $1,000.  These shares were repurchased by the Company on February 2, 2015, for $1,010.

 These securities were sold by the Company’s officers and directors and no commissions or other remuneration were paid in connection with these transactions.

The foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as securities transactions not involving a public offering.

Recent Sales of Registered Securities

On August 5, 2014, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-195630).  The public offering was terminated on February 2, 2015.  The Company sold in the public offering 10,610 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,242,350 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $44,847and were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of December 31, 2014, as follows:

Marketing, Promotion and Advertising	$1,000
Printing expenses	400
Executive Compensation	_
Legal fees and expenses	2,500
Accounting fees and expenses	5,000
Blue sky fees and expenses	2,500
Transfer Agent fees	_
Miscellaneous	300

Total	$11,700

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

We are a company in the growth stage.  Our primary activities through the date of this report have been related to the acquisition of the co-author rights to Mengele:  The Complete Story, efforts associated with ePublishing The Third Man: Was there another bomber in Oklahoma City?, preparing for our public offering, as well as maintaining our public company reporting status.  Based upon our working capital as of December 31, 2014, in the amount of $11,226, we require additional financing to continue our operations.  Our only source of financing at this time is the equity capital raise from our public offering completed on February 2, 2015, in which we raised a total of $44,847.  See "-Liquidity and Capital Resources” for additional information.

Plan of Operation

We are prioritizing the proceeds of our public offering and revenue generated from operations on implementing limited marketing activities with a simple website, Facebook page and marketing brochure, as well as maintaining our public company reporting status for a period of at least 20 months following the effective date of the offering. The following table summarizes our anticipated milestones, projected dates of completion and estimated budget allocation for implementing our business development plan.

Our plan of operation and anticipated use of our funds is as follows:

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

Build Satya ePublishing Facebook Page	April 15, 2015	August 31, 2015	800

Build Satya ePublishing Website	May 15, 2015	August 31, 2015	2,500

Create Satya ePublishing Trademark, Logo and Trade Dress	May 15, 2015	August 31, 2015	1,500

Design Satya ePublishing Marketing Brochure	May 15, 2015	August 31, 2015	1,200

Engage in Exchange Act Public Company Reporting Compliance	August 4, 2014	April 15, 2016	30,000

Use Funds for General and Administrative Expenditures	August 4, 2014	August 15, 2016	12,000

Total			48,000

The foregoing represents our best estimate of the allocation of the proceeds of this offering and revenues based on the planned use of funds for our operations and current objectives.  Our management will have broad discretion in determining the uses of our funds.  We may reallocate funds from time to time if our management believes such reallocation to be in our best interest for uses that may or may not have been herein anticipated.

Build Satya ePublishing Facebook Page

A portion of the proceeds as set forth above will be used to build a Facebook page for Satya ePublishing.  We will hire a social media consultant to assist us in its development and reaching our target audience.  We will add our trademark and logo to publicize our identity and brand to visitors to our Facebook page.  We will be required to keep the Facebook page current by posting notifications and adding ePublishing articles and other content of interest to independent authors.  Since we have not yet established our brand or opened a Facebook account, we have no way of knowing whether visitors will become prospective business customers.

Publish Satya ePublishing Website

A portion of the proceeds as set forth above will be used to create a basic website for Satya ePublishing.  We will hire a website consultant to assist us in developing the website, which will be based on a template to reduce development costs.  We will add our trademark, logo and trade dress to the website. We will list the two (2) books that are currently in our catalog on our website and include the hyperlink to the eBook, The Third Man:  Was There Another Bomber in Oklahoma City? on Amazon’s website.  If other authors engage us to ePublishing their books, we will include links to their eBooks on our website.   We will have challenges attracting visitors to our website until we can advertise our services on Google or Facebook and create our brand.  We currently have not established a YouTube account.  We currently have no operating history to justify our belief that our business model will be successful.

Finalize Satya ePublishing Trademark, Logo and Trade Dress

A portion of the proceeds as set forth above will be used to pay for the development of our trademark, logo design and trade dress. These final designs will be used in our social media and marketing initiatives, including the Satya ePublishing Facebook page, marketing brochures and website.  However, none of these social media, marketing and advertising activities currently exists.  The amount expended will be minimal because of the limited amount of capital raised in the offering. The Satya ePublishing brand and trade dress design must be completed before any advertising and marketing activities starts or the website is uploaded. Our trademark design and logo do not currently exist.  Accordingly, we have no means for authors to know who we are and to attract potential customers to our business.

Complete Satya ePublishing Marketing Brochure

A portion of the proceeds as set forth above will be used to design a marketing brochure to promote the Satya ePublishing brand to potential users of our ePublishing services.  We currently have no brochure or other marketing materials.  Accordingly, we have no brand name and no awareness among authors in the ePublishing marketplace. We intend to get a written testimonial from Gerald Posner as an endorsement of our business as a means of attracting these potential customers.  However, we have no agreement or requirement that Gerald Posner gives us any such endorsement and he is free to use other ePublishing service providers as he see fit.  Because our Satya brand name and services concept are untested, we may not be successful in establishing ourselves in the ePublishing business and we currently do not have any publishers or other authors using our services.

Year Ended December 31, 2014 Compared to December 31, 2013

Revenues.  Revenues consisted of book royalties from our literary catalog, which included two books at December 31, 2014, and December 31, 2013.  For the year ended December 31, 2014, revenues were $3,716 and increased by $2,912, as compared to the year ended December 31, 2013, for which revenues were $804, for book royalty payments from Cooper Square, the publisher for the book, Mengele:  The Complete Story and Amazon.  This increase was due to an increase in book royalty payments on Mengele:  The Complete Story.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting and organizational expenses.  For the year ended December 31, 2014, selling, general and administrative expenses were $20,136 and increased by $13,603, as compared to the year ended December 31, 2013, for which selling, general and administrative expenses were $6,533.  The increase in general and administrative expenses was due primarily to auditing fees and legal fees for the public offering in preparation for becoming a public company.  We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the growth in our business.  We anticipate that costs relating to maintaining our status as an Exchange Act public reporting company, including the fees for legal, accounting, transfer agent, printing and filing reports with the SEC will be approximately $15,000 per year.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities to fund our operations.  In addition, we have yet to generate positive cash flow from operations.  At December 31, 2014, we had working capital of $11,226 and stockholders’ equity of $15,775.  At December 31, 2013, we had working capital of $5,004 and stockholders’ equity of $10,359.  Our consolidated cash balance at December 31, 2014 was $27,888, as compared to $14,029 at December 31, 2013.

On August 5, 2014, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-195630).  The public offering was terminated on February 2, 2015.  The Company sold in the public offering 10,610 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,242,350 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $44,847.

Our monthly burn rate is approximately $1,500, and we anticipate that our remaining capital will last through December 2016.  While we believe that we have sufficient cash to fund our operations and meet our obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  If we do not have sufficient working capital to fund our operations, the lack of funds could have a material adverse effect on our business and cause the value of our shares to decline.  See “-Plan of Operation” above and “Description of Business” for additional information.

Going Concern

These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.  See “Summary of Financial Data” for additional information.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to our audited consolidated financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we had no off balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company”, as defined by Rule 229.10(f)(1) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Satya Worldwide, Inc
Pompano Beach, Florida

We have audited the accompanying balance sheets of Satya Worldwide, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    MaloneBailey, LLP
         MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas

March 27, 2015

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$27,888	$14,029
Accounts receivable	3,637	660
Total current assets	31,525	14,689

Equipment, net of depreciation of $600 and $300, respectively	1,924	2,480
Intangible assets, net of amortization of $250 and $125, respectively	2,625	2,875

Total assets	$36,074	$20,044

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,105	$9,685
Refundable subscriptions payable	4,194	-
Total current liabilities	20,299	9,685

Shareholders' equity:
Convertible Preferred stock (20,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (280,000,000 shares authorized; par value $.0001;
12,834,300 and 11,730,000 shares issued and outstanding	1,283	1,173
at December 31, 2014 and December 31, 2013, respectively)
Additional paid in captal	36,587	14,611
Accumulated deficit	(22,095)	(5,425)
Total shareholders' equity	15,775	10,359

Total liabilities and shareholders' equity	$36,074	$20,044

The accompanying notes are an integral part of these audited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenues	$3,716	$804

Cost of revenues	-	-
Gross Profit	3,716	804

Operating expenses

Selling, general and administrative expenses	20,136	6,533
Amortization of intangible assets	250	125

Total operating expenses	20,386	6,658

Operating income (loss)	(16,670)	(5,854)

Net (loss) before Income Taxes	(16,670)	(5,854)

Provision for Income Taxes	-	-

Net (loss)	(16,670)	(5,854)

Basic and diluted net (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,836,143	3,010,324

The accompanying notes are an integral part of these audited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 26, 2012 (INCEPTION) THROUGH DECEMBER 31, 2014

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balance at December 31, 2012	-	$-	2,035,308	$204	$2,796	$429	$3,429

Common stock issued for cash on September 27, 2013,
Share Purchase $0.001/share			1,888,767	189	2,595		2,784

Common stock issued for cash on December 6, 2013,
Share Purchase $0.001/share			6,105,925	610	8,390		9,000

Common stock issued for cash on December 17, 2013,
Share Purchase $0.001/share			1,700,000	170	830		1,000

Net (loss) for the period						(5,854)	(5,854)

Balance at December 31, 2013	-	$-	11,730,000	$1,173	$14,611	$(5,425)	$10,359

Preferred Stock issued for cash during 2014, $9.00/share	2,454	2			22,084		22,086

Conversion of preferred stock to common stock in 2014	(2,454)	(2)	1,104,300	110	(108)		-

Net (loss) for the period						(16,670)	(16,670)

Balance at December 31, 2014	-	$-	$12,834,300	$1,283	$36,587	$(22,095)	$15,775

The accompanying notes are an integral part of these audited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

OPERATING ACTIVITIES:
Net income (loss)	$(16,670)	$(5,854)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	250	125
Depreciation	556	300
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,977)	(660)

Increase in accounts payable and accrued expenses	6,420	6,580

Net cash provided by (used in) operating activities	(12,421)	491

INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(1,500)
Cash paid for equipment	-	(1,280)

Net cash used in investing activities	-	(2,780)

FINANCING ACTIVITIES:
Increase in refundable subscription payable	4,194
Proceeds from sale of common stock	22,086	12,784

Net cash provided by financing activities	26,280	12,784

NET INCREASE IN CASH	13,859	10,495

CASH BEGINNING BALANCE	14,029	3,534

CASH ENDING BALANCE	$27,888	$14,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

Satya Worldwide, Inc. (the “Company”, “we”, “us”, “our”) provides digital book (“eBook”) distribution services (“ePublishing”) services to authors, poets, memoirists and publishers for distributing their eBooks to online bookstores, book conversion, editing, book cover design and ISBN number administration.   We are the ePublisher of The Third Man: Was there another bomber in Oklahoma City?, an original non-fiction book written by Gerald Posner, the American investigative journalist and author of 12 books.  We have made this book available on Amazon, an online retailer.  We have no other ePublishing arrangements or agreements for any other literary works as of the date of this prospectus.  We also have no other arrangements or agreements with any other digital retailers.  We also own and acquire rights to literary works and receive payments for book sales domestically and internationally.  We own the co-author rights to Mengele:  The Complete Story, a non-fiction investigative book written by Gerald Posner and John Ware.  Both Satya Worldwide, Inc. and its wholly owned subsidiary Satya ePublishing, Inc. were incorporated under the laws of the State of Florida on March 26, 2012, commencing business as a growth stage company.  Our fiscal year end is December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its sole subsidiary. All material inter-company balances and transactions have been eliminated.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment on Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization.  Amortization is provided using the straight-line method over the estimated useful life of twelve years.

Revenue Recognition

The Company recognizes revenue when:

●     Persuasive evidence of an arrangement exists;

●     Delivery has occurred;

●     Price is fixed or determinable; and

●     Collectability of the related receivable is reasonably assured.

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and adjust the allowance for doubtful accounts based on our history of past write-offs and collections and current credit conditions.  Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.  As of December 31, 2013 and December 31, 2014, no allowance for doubtful accounts was required.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 - EQUITY TRANSACTIONS

On September 27, 2013, the Company issued 1,888,767 shares of common stock to our initial investor for cash in the amount of $2,784.

On December 6, 2013, the Company issued 6,105,925 shares of common stock to our initial investor for cash in the amount of $9,000.

On December 17, 2013, the Company issued 1,700,000 shares of common stock to an investor for cash in the amount of $1,000.

During 2014, the Company issued 2,454 shares of Series A Preferred Stock in its public offering on the Form S-1 Registration Statement to 26 investors for cash in the amount of $22,086.  All of these shares were converted into 1,104,300 shares of common stock.

NOTE 4 – MATERIAL CONTRACTS

On May 1, 2013, the Company entered into a Digital Distribution Agreement with Gerald Posner, to digitally distribute in electronic format the book, The Third Man: Was there another bomber in Oklahoma City.  This Agreement provides for the Company’s appointment as the authorized representative for the sale and distribution of this book on an exclusive basis to third party distributors (e.g., Internet retailers, such as Amazon, iTunes, Barnes & Nobles, etc.) for online redistribution.  This Agreement provides that in exchange for the Company’s services for digitally printing, distributing and marketing this book, as well as accounting and administrative services relating thereto, the Company shall receive the initial $25,000 in royalties on book sales and, thereafter, royalties will be split 50/50 between Mr. Posner and the Company.  The term of this Agreement is for the author’s life, plus seventy (70) seventy years.

NOTE 5 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Income tax expense (asset) at statutory rate	$(7,658)	$(1,990)
Valuation allowance	7,658	1,990

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	For the year ended December 31, 2014	For the year ended December 31, 2013

NOL Carryover	$22,524	$5,854
Valuation allowance	(22,524)	(5,854)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards for each of the years ended December 31, 2014 and December 31, 2013 were $(19,568) and $(5,854), respectively, and for federal income tax reporting purposes is subject to annual limitations.  The net operating loss carry forwards expire beginning in 2033.

NOTE 6 – INTANGIBLE ASSETS

The Company has capitalized costs in acquiring intangible properties, which consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Rights to Mengele: The Complete Story	$3,000	$3,000
Accumulated Amortization	(375)	(125)
Intangible Assets, Net	$2,625	$2,875

The literary catalog rights of the Company are being amortized using the straight-line method over the estimated useful life of twelve years.

Intangible assets consist of the co-author rights to the literary work, Mengele:  The Complete Story, which we acquired on September 27, 2012 from Gerald Posner, the co-author, at no cost.  The value of the rights to this literary work was determined to be the administrative and legal costs in the amount of $3,000 to assign and transfer such rights from Mr. Posner to the Company, in which $1,500 in expenses was incurred as of December 31, 2012, and an additional $1,500 in expenses was incurred as of December 31, 2013.

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods indicated above.

NOTE 7 – SUBSEQUENT EVENTS

On February 2, 2015, the Company repurchased 1,700,000 shares of common stock issued to Patricia Posner for a purchase price in the amount of One Thousand Ten Dollars ($1,010).  As a result thereof, Ms. Posner no longer owns any shares of capital stock of the Company.  On the same date, Ms. Posner resigned as Chairwoman, President, Chief Executive Officer and Treasurer of the Company.

 During January, 2015, 2,534 shares of convertible preferred shares were issued to 15 shares holders for the amount of $22,806. Each convertible preferred share can be converted into 450 shares of common stock of the company.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2014, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2014.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•
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

•
We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies.

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

•
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

•	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

/s/  Andrea Kowalski
       Andrea Kowalski
       CEO, President

Item 9B.  Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 27, 2015, are as follows:

The following table sets forth the name, age and position of each of our current executive officers and directors.

Name	Age	Principal Positions With Us

Andrea Kowalski	42	President, Chief Executive Officer and Director

Alessandrina Cornet	43	Secretary and Treasurer

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Andrea Kowalski - President, Chief Executive Officer and Director

Since February 2015, Ms. Kowalski has served as the President, Chief Executive Officer and Treasurer of the Company.  Since April 2014, Ms. Kowalski has served as marketing strategist for Automobile Club of America-Oregon and Idaho.  From December 2013 until April 2014, Ms. Kowalski served as a marketing and branding consultant for private clients.  From December 2009 until December 2013, Ms. Kowalski served as the Director of Communication for the University of Oregon School of Journalism and Communication.  From March 2005 until December 2009, Ms. Kowalski served as the Online Editorial Director of Yoga Journal and Vegetarian Times, national magazine publications.  From August 2002 until March 2005, Ms. Kowalski was a Music Teacher, Journalism Teacher and Newspaper Advisor for the U.S. Department of Defense at Kubaski High School in Okinawa, Japan.  From February 2000 until September 2001, Ms. Kowalski was a senior producer for Prevention.com and Women.com.  From May1997 until May 1998, Ms. Kowalski was City Reporter, Health/Science Reporter for Los Angeles Newspaper Group.  From July 1996 until May 1997, Ms. Kowalski was Online Editor for EarthLink Networks, Inc.  In May 1996, Ms. Kowalski received an M.S. in Journalism from Columbia University Graduate School of Journalism, with a Concentration in Digital Media.  We believe that Ms. Kowalski’s qualifications and her extensive journalism and communication experience provide a unique perspective for our Board of Directors.

Alessandrina Cornet - Secretary

Since February 2015, Ms. Cornet has served as the Secretary and Treasurer of the Company.   Ms. Cornet, originally of France, brings with her a wide range of knowledge having experience with some major corporates earlier in her career, including serving for American Express Latin America and Caribbean Headquarters as an internal audit director from June 1999 until May 2001 and as a senior auditor from August 1998 until May 1999.  From August 1994 until May 1998, Ms. Cornet served as a senior auditor for Citibank Europe, Middle East and Africa.  Since January 2013, Ms. Cornet has served as the president of The Detox Co. and is its founder.  From September 2010 until December 2012, Ms. Cornet served as the president of The South Detox. From July 2012 until January 2013, Ms. Cornet was the program director and administrator for the Chakrasamvarsa Center.  From July until December 2010, Ms. Cornet was the program director and administrator for Miami Yogashala & Hot Brickell Yoga.  From September 2001 until August 2010, Ms. Cornet was the president of Let Love Rule. Since September 2001, Ms. Cornet has acted as a consultant assisting companies in the health and wellness industry.  In June 1994, Ms. Cornet received an M.B.A. from Paris IX Dauphine University.

Term of Office

All of our directors hold offices until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is composed solely of Andrea Kowalski.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Code of Ethics

Our Board of Directors will adopt a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2014, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary.  We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities.  Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives.  We have not paid any incentive cash bonuses to our management.

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management.

Other compensation.  When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards.  Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department.  As of the date of this report, we have not established a finance department.  We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our board of directors will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s Named Executive Officers during the years ended December 31, 2014 and December 31, 2013 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Patricia Posner (1)	CEO	2014	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-
Stanley Silverberg (1)	Secretary	2014	-	-	_	-	-	-	-
		2013	-	-	-	-	-	-	-
___________

(1)	Each of Patricia Posner and Stanley Silverberg resigned as executive officers and directors of the Company on February 2, 2015.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the years ended December 31, 2014 and December 31, 2013 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Patricia Posner	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Stanley Silverberg	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have two employees.  There are no employment agreements with us.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the years ended December 31, 2014 and December 31, 2013.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the years ended December 31, 2014 and December 31, 2013 for services to the Company.

Grants of Plan-Based Awards

During the years ended December 31, 2014 and December 31, 2013, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2014 or December 31, 2013.  No equity awards were made during the years ended December 31, 2014 and December 31, 2013.

Option Exercises and Stock Vested

During the years ended December 31, 2014 and December 31, 2013, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We do not have an equity incentive plan. When we adopt an equity incentive plan, the purposes of the proposed equity incentive plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2014 and December 31, 2013, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2015 for:

●   each person or group known to us to beneficially own 5% or more of our common stock;
●   each of our directors and director nominees;
●   each of our named executive officers; and
●   all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 429 N. Dixie Hwy., Suite 201, Pompano Beach, Florida  33060.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 27, 2015, through the exercise of any stock option, warrant or other right.

	Number of shares beneficially owned
Beneficial owner		Percentage of Shares Outstanding

Andrea Kowalski	-	*

Alessandrina Cornet	25,200	*

Brisance Capital, Inc.(1)	10,030,000	81.7%

All directors and executive officers as a group (2 persons)	25,200	*
______________

* Less than 1 percent.

(1)
Ms. Fabienne Carmine is the sole officer and director of Brisance Capital, Inc., a Florida corporation.  Ms. Carmine maintains sole voting and investment control of these shares of common stock.  As a result, Ms. Carmine is deemed to beneficially own all of these shares of common stock.  The address of this company is 1551 Marseille Drive, Miami, Florida  33141.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

On May 1, 2013, we entered into a Digital Distribution Agreement with Gerald Posner, to digitally distribute in electronic format the book, The Third Man: Was there another bomber in Oklahoma City?, an original work of non-fiction written that he wrote.  This Agreement provides for our appointment as the authorized representative for the sale and distribution of this eBook on an exclusive basis to third party distributors (e.g., Internet retailers, such as Amazon, iTunes, Barnes & Nobles, etc.) for online sale and distribution.   This Agreement provides that in exchange for our services for digitally printing, distributing and marketing this book, as well as royalty accounting and administrative services relating thereto, we shall receive the initial $25,000.00 in royalties on book sales and, thereafter, such royalties will be shared equally between Mr. Posner and us.  The term of this Agreement is for the author’s life, plus seventy (70) seventy years.  This Agreement was not negotiated on an arm’s length basis, because Gerald Posner is married to Patricia Posner, our former President and Chief Executive Officer.

We also own Gerald Posner’s co-author’s rights to Mengele:  The Complete Story, a non-fiction investigative book written by Gerald Posner and John Ware that is published by Cooper Square.   We acquired the co-author rights to this book at no cost pursuant to a Bill of Sale and Assignment dated September 27, 2012, from Mr. Posner to us.

Except as set forth above, there are no other transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K (§ 229.404(d)).  We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that no director is “independent” as such term is defined by the rules of the Nasdaq Stock Market.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Satya Worldwide, Inc., 429 N. Dixie Hwy., Suite 201, Pompano Beach, Florida 33060, telephone (302) 404-0390.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees	$4,000	$-
Audit-Related Fees	1,100	-
Tax Fees	-	-
All Other Fees	1,000	-

Total Audit and Audit-Related Fees	$6,100	$-

Item 15.   Exhibits.

(a)	Exhibits.

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

4.1	Specimen preferred stock certificate*

4.2	Specimen common stock certificate*

5.1	Opinion of Law Offices of Joseph L. Pittera**

10.1	Subscription Agreement for Series A Convertible Preferred Stock **

10.2	Bill of Sale and Assignment from Gerald Posner to Company dated September 27, 2012 *

10.3	Digital Book Distribution Agreement between Gerald Posner and the Company dated as of May, 1, 2013*

21.1	List of Subsidiaries*

23.1	Consent of MaloneBailey, LLP, CPA’s***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).***

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
__________

*        Included as an Exhibit to our Registration Statement on Form S-1 filed on May 1, 2014
**      Included as an Exhibit to our Registration Statement on Form S-1/Amendment No. 1 filed on June 17, 2014
***   Filed herewith

(b)     Financial Statement Schedules

All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or the related notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2015.

SATYA WORLDWIDE, INC.

By:  /s/  Andrea Kowalski
              Andrea Kowalski
              CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Kowalski Andrea Kowalsi	President, Chief Executive Officer, (Principal Executive Officer), Director	March 27, 2015

/s/ Alessandrina Cornet Alessandrina Cornet	Secretary and Treasurer (Principal Financial and Accounting Officer)	March 27, 2015

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

23.1	Consent of MaloneBailey, LLP, CPA’s

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.