Form 10-Q
period 2015-03-31
SATYA WORLDWIDE, INC.
filed 2015-05-14
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2015

Common Stock, par value $.0001 per share	13,972,350 shares

SATYA WORLDWIDE, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$20,824	$27,888
Accounts receivable	3,637	3,637
Total current assets	24,461	31,525

Equipment, net of depreciation of $739 and $600, respectively	1,785	1,924
Intangible assets, net of amortization of $312 and $250, respectively	2,563	2,625

Total assets	$28,809	$36,074

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	9,175	16,105
Refundable subscriptions payable	$1,010	$4,194
Total current liabilities	10,185	20,299

Shareholders' equity:
Preferred stock (20,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (280,000,000 shares authorized; par value $.0001;
13,972,350 and 12,834,300 shares issued and outstanding	1,397	1,283
at March 31, 2015 and December 31, 2014)
Additional paid in captal	59,234	36,587
Accumulated deficit	(40,997)	(22,095)
Less: treasury stock, at cost (1,700,000 shares repurchased, 0.00059 per share)	(1,010)	-
Total shareholders' equity	18,624	15,775

Total liabilities and shareholders' equity	$28,809	$36,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014

Revenues	$20	$33

Cost of revenues	-	-
Gross Profit	20	33

Operating expenses

Selling, general and administrative expenses	18,720	453
Depreciation and amortization expense	202	63

Total operating expenses	18,922	516

Operating loss	(18,902)	(483)

Interest expense, net	-	-

Net loss before Income Taxes	(18,902)	(483)

Provision for Income Taxes	-	-

Net loss	(18,902)	(483)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,620,173	11,730,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month	For the three month
	period ended	period ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES:

Net loss	$(18,902)	$(483)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	62	63
Depreciation	139	75
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	660
Increase (decrease) in accounts payable and accrued expenses	(6,930)	(2,501)

Net cash used in operating activities	(25,631)	(2,186)

FINANCING ACTIVITIES:

Decrease in refundable subscription payable	(3,184)	-
Proceeds from sale of common stock	21,751	-

Net cash provided by financing activities	18,567	-

NET INCREASE IN CASH	(7,064)	(2,186)

CASH BEGINNING BALANCE	27,888	14,029

CASH ENDING BALANCE	$20,824	$11,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2013 and December 31, 2014 are included in the Quarterly Report on Form 10-K of Satya Worldwide, Inc. which was filed on March 30, 2015, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

In the quarter ending March 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this Accounting Standards Update allows the Company to remove the inception to date information and all references to development stage.

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

NOTE 3 – COMMON STOCK

During January, 2015, 2,529 shares of Series A Convertible Preferred Stock were issued to 15 shareholders for the amount of $22,761. Each convertible preferred share can be converted into 450 shares of common stock of the Company.  During January, 2015, all such shares of Series A Convertible Preferred Stock were converted into 1,138,050 shares of common stock of the Company.

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

Overview

We are a company in the growth stage.  Our primary activities through the date of this report have been related to the acquisition of the co-author rights to Mengele:  The Complete Story, efforts associated with ePublishing The Third Man: Was there another bomber in Oklahoma City?, preparing for our public offering, as well as maintaining our public company reporting status.  Based upon our working capital as of March 31, 2015, in the amount of $14,276, we require additional financing to continue our operations.  Our only source of financing at this time is the equity capital raise from our public offering completed on February 2, 2015, in which we raised a total of $44,847.  See “-Liquidity and Capital Resources” for additional information.

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

Our plan of operation and anticipated use of our funds is as follows:

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

Build Satya ePublishing Facebook Page	August 15, 2015	November 15, 2015	800

Build Satya ePublishing Website	August 15, 2015	November 15, 2015	2,500

Create Satya ePublishing Trademark, Logo and Trade Dress	August 15, 2015	November 31, 2015	1,500

Design Satya ePublishing Marketing Brochure	August 15, 2015	November 31, 2015	1,200

Engage in Exchange Act Public Company Reporting Compliance	August 4, 2014	April 15, 2016	30,000

Use Funds for General and Administrative Expenditures	August 4, 2014	August 15, 2016	12,000

Total			48,000

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

Results of Operations for the Three Month Period Ended March 31, 2015 Compared to March 31, 2014

Revenues.  Revenues consisted of book royalties from our literary catalog, which included two books at March 31, 2015, and March 31, 2014.  For the period ended March 31, 2015, revenues were $20 and decreased by $13, as compared to the period ended March 31, 2014, for which revenues were $33, for book royalty payments.  This increase was due to a decrease in book royalty payments received from Amazon for online book sales of The Third Man:  Was there another bomber in Oklahoma City?

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting and organizational expenses.  For the period ended March 31, 2015, selling, general and administrative expenses were $18,859 and increased by $18,406, as compared to the period ended March 31, 2014, for which selling, general and administrative expenses were $453.  The increase in general and administrative expenses was due primarily to auditing fees and legal fees for the public offering in preparation for becoming a public company.  We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the growth in our business.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities to fund our operations.  In addition, we have yet to generate positive cash flow from operations.  At March 31, 2015, we had working capital of $14,276 and stockholders’ equity of $18,624.  At December 31, 2014, we had working capital of $11,226 and stockholders’ equity of $15,775.  Our consolidated cash balance at March 31, 2015 was $20,824, as compared to $27,888 at December 31, 2014.

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

Our monthly burn rate is approximately $1,500, and our remaining capital will last through December 2015.  While we believe that we have sufficient cash to fund our operations and meet our obligations for the next twelve months, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  If we do not have sufficient working capital to fund our operations, the lack of funds could have a material adverse effect on our business and cause the value of our shares to decline.  See “Use of Proceeds”, “-Plan of Operation” above and “Description of Business” for additional information.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated interim financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2015 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

/s/  Andrea Kowalski
      Andrea Kowalski
      CEO and President

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2014, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-195630).  The public offering was terminated on February 2, 2015.  The Company sold in the public offering 10,610 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,242,350 shares of Common Stock of the Company.  The public offering provided proceeds to the Company in the amount of $44,847and were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of March 31, 2015, as follows:

Marketing, Promotion and Advertising	$1,000
Printing expenses	400
Executive Compensation	2,500
Legal fees and expenses	5,300
Accounting fees and expenses	6,250
Blue sky fees and expenses	2,500
Transfer Agent fees	12,000
Miscellaneous	300

Total	$30,250

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

SATYA WORLDWIDE, INC.
DATE:  May 13, 2015

By: /s/  Andrea Kowalski
             Andrea Kowalski
             President and Chief Executive Officer
             (Principal Authorized Officer)

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.