Form 10-Q
period 2015-09-30
SATYA WORLDWIDE, INC.
filed 2015-11-13
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2015

Common Stock, par value $.0001 per share	12,272,350 shares

SATYA WORLDWIDE, INC.

PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$6,849	$27,888
Accounts receivable	-	3,637
Total current assets	6,849	31,525

Equipment, net of depreciation of $1,017 and $600, respectively	1,507	1,924
Intangible assets, net of amortization of $438 and $250, respectively	2,437	2,625

Total assets	$10,793	$36,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,840	$16,105
Refundable subscriptions payable	-	4,194
Total current liabilities	7,840	20,299

Shareholders' equity:
Preferred stock (20,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (280,000,000 shares authorized; par value $.0001;
13,972,350 shares issued and 12,272,350 outstanding at September 30, 2015	1,397	1,283
and 12,834,300 shares issued and outstanding at December 31, 2014)
Additional paid in capital	59,234	36,587
Accumulated deficit	(56,668)	(22,095)
Less: treasury stock, at cost (1,700,000 shares repurchased, $0.00059 per share)	(1,010)	-
Total shareholders' equity	2,953	15,775

Total liabilities and shareholders' equity	$10,793	$36,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$23	$16	$90	$64

Cost of revenues	-	-	-	-
Gross Profit	23	16	90	64

Operating expenses
Selling, general and administrative expenses	6,323	11,178	34,059	15,796
Depreciation and amortization expense	201	63	604	188

Total operating expenses	6,524	11,241	34,663	15,984

Operating loss	(6,501)	(11,225)	(34,573)	(15,920)

Interest expense, net	-	-	-	-

Net loss before income taxes	(6,501)	(11,225)	(34,573)	(15,920)

Provision for income taxes	-	-	-	-

Net loss	$(6,501)	$(11,225)	$(34,573)	$(15,920)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	12,387,017	11,730,000	12,387,017	11,730,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014

OPERATING ACTIVITIES:
Net loss	$(34,573)	$(15,920)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	188	187
Depreciation	417	417
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,637	660
Increase (decrease) in accounts payable and accrued expenses	(8,265)	8,004
Net cash used in operating activities	(38,596)	(6,652)

FINANCING ACTIVITIES:
Decrease in refundable subscription payable	(4,194)	-
Repurchases of common stock	(1,010)	-
Proceeds from sale of common stock	22,761	-
Net cash provided by financing activities	17,557	-

NET DECREASE IN CASH	(21,039)	(6,652)
CASH BEGINNING BALANCE	27,888	14,029
CASH ENDING BALANCE	$6,849	$7,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

Noncash investing and financing activities:
Preferred stock converted to common stock	$114	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the years ended December 31, 2014 and 2013 are included in the Annual Report on Form 10-K of Satya Worldwide, Inc. which was filed on March 30, 2015, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

In the nine months ending September 30, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this Accounting Standards Update allows the Company to remove the inception to date information and all references to development stage.

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

NOTE 3 - GOING CONCERN

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

Overview

We are a company in the growth stage. Our primary activities through the date of this report have been related to the acquisition of the co-author rights to Mengele:  The Complete Story, efforts associated with ePublishing The Third Man: Was there another bomber in Oklahoma City?, preparing for our public offering, as well as maintaining our public company reporting status. Based upon our working capital deficit as of September 30, 2015, in the amount of $(991), we require additional financing to continue our operations. Our only source of financing at this time is the equity capital raise from our public offering completed on February 2, 2015, in which we raised a total of $44,847.  See “-Liquidity and Capital Resources” for additional information.

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

Our plan of operation and anticipated use of our funds is as follows:

Anticipated Milestones	Projected Date of Commencement	Projected Date of Completion	Estimated Budget Allocation($)

Build Satya ePublishing Facebook Page	August 15, 2015	December 31, 2015	800

Build Satya ePublishing Website	August 15, 2015	December 31, 2015	2,500

Create Satya ePublishing Trademark, Logo and Trade Dress	August 15, 2015	December 31, 2015	1,500

Design Satya ePublishing Marketing Brochure	August 15, 2015	December 31, 2015	1,200

Engage in Exchange Act Public Company Reporting Compliance	August 4, 2014	April 15, 2016	30,000

Use Funds for General and Administrative Expenditures	August 4, 2014	August 15, 2016	12,000

Total			48,000

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

Three Month Period Ended September 30, 2015 Compared to September 30, 2014

Revenues.  Revenues consisted of book royalties from our literary catalog, which included two books at September 30, 2015, and September 30, 2014.  For the period ended September 30, 2015, revenues were $23 and increased by $7, as compared to the period ended September 30, 2014, for which revenues were $16, for book royalty payments.  This increase was due to an increase in book royalty payments received from Amazon for online book sales of The Third Man:  Was there another bomber in Oklahoma City?

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting and organizational expenses. For the period ended September 30, 2015, selling, general and administrative expenses were $6,323 and decreased by $4,855, as compared to the period ended September 30, 2014, for which selling, general and administrative expenses were $11,178. The decrease in general and administrative expenses was due primarily to professional fees and expenses being lower.

Nine Month Period Ended September 30, 2015 Compared to September 30, 2014

Revenues.  Revenues consisted of book royalties from our literary catalog, which included two books at September 30, 2015, and September 30, 2014.  For the period ended September 30, 2015, revenues were $90 and increased by $26, as compared to the period ended September 30, 2014, for which revenues were $64, for book royalty payments. This increase was due to an increase in book royalty payments received from Amazon for online book sales of The Third Man:  Was there another bomber in Oklahoma City?

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting and organizational expenses. For the period ended September 30, 2015, selling, general and administrative expenses were $34,059 and increased by $18,263, as compared to the period ended September 30, 2014, for which selling, general and administrative expenses were $15,796. The increase in general and administrative expenses was due primarily to professional fees and expenses associated with being a public company. We expect that our selling, general and administrative expenses will increase as we incur additional costs to support the growth in our business.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities to fund our operations. At September 30, 2015, we had negative working capital of $991 and shareholders’ equity of $2,953. At December 31, 2014, we had working capital of $11,226 and shareholders’ equity of $15,775. Our consolidated cash balance at September 30, 2015 was $6,849, as compared to $27,888 at December 31, 2014.

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

Our monthly burn rate is approximately $1,500, and our remaining capital will last through December 2015. While we believe that we have sufficient cash to fund our operations and meet our obligations until December 31, 2015, we may be required to raise additional capital to support our business plan. There are no current commitments for such funds and there can be no assurances that such funds will be available to the Company as needed.  If we do not have sufficient working capital to fund our operations, the lack of funds could have a material adverse effect on our business and cause the value of our shares to decline. See “Use of Proceeds”, “-Plan of Operation” above and “Description of Business” for additional information.

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

Off Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off balance sheet arrangements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2015 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2014, the Company commenced its public offering pursuant to the Form S-1 Registration Statement (Registration No. 333-195630).  The public offering was terminated on February 2, 2015.  The Company sold in the public offering 10,610 shares of its Series A Convertible Preferred Stock, and all of such shares of Series A Convertible Preferred Stock have been converted into 2,242,350 shares of Common Stock of the Company. The public offering provided proceeds to the Company in the amount of $44,847and were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of September 30, 2015, as follows:

Marketing, Promotion and Advertising	$1,000
Printing expenses	2,490
Executive Compensation	3,000
Legal fees and expenses	13,025
Accounting fees and expenses	8,750
Blue sky fees and expenses	2,500
Transfer Agent fees	12,000
Miscellaneous	881

Total	$43,646

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

DATE:  November 13, 2015
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