Form 10-K
period 2015-12-31
SATYA WORLDWIDE, INC.
filed 2017-03-06
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  0-55255

Satya Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-0636099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90311 Overseas Highway, Suite 201
Tavernier, Florida  33070
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (786) 259-0024

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐
The aggregate market value of the registrant's Common Stock held by non-affiliates was $1,650,000, based on the price of $0.55 per share of Common Stock on February 3, 2017.  Shares of Common Stock known by the registrant to be beneficially owned as of February 3, 2017 by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 28, 2017, there were 60,500,000 shares of the registrant's Common Stock issued and outstanding.

Satya Worldwide, Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2015

Explanatory Notes

In this Annual Report on Form 10-K, Satya Worldwide, Inc. is sometimes referred to as the "Company", "we", "our", "us" or "registrant" and U.S. Securities and Exchange Commission is sometimes referred to as the "SEC".

PART I
Item 1.  Business.

Our Company

Overview

During 2015, we decided to no longer engage in the business of publishing e-books and to pursue a different line of business for the company.  In May 2016, we acquired Global Fantasy Sports, Inc., a Florida corporation ("GFS" which is a developer of online daily fantasy sports games.  As a result of our GFS acquisition, the Company is now pursuing opportunities in the online sports entertainment industry and as of December 31, 2015, we wrote off our assets associated with e-book publishing which were minimal. The reader should note that the results of operation shown in this Annual Report reflect the Company's prior e-book publishing business operations and do not reflect the Company's current business operation, business plans and financial results. Information regarding the audited financial results for GFS for the year ended December 31, 2015 can be found in our Form 8-K Current Report filed on June 6, 2016.

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.  Under the JOBS Act, "emerging growth companies", can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.  See "Summary of Financial Data" for additional information.

Our principal executive offices are located at 90311 Overseas Highway, Tavernier, Florida  33070.  Our telephone number is (786) 259-0024.

Our Business

We are a Business to Business (B2B) developer of sports entertainment and fan-centric, second-screen games and experiences comprising both social and fully legally compliant gaming models. We were formed to enter into the daily fantasy sports market in the United States.  In 2016, after reviewing the regulatory and legislative issues arising over daily fantasy sports, we pivoted our business to being a business-to-business oriented software development company supplying sports entertainment and fan-centric, second-screen games and experiences to businesses who offer social gaming experiences to end users.

Our Games

We strive to design games which are challenging as well as fun and believe that the games should engage with the player's expectations and creatively challenge winning strategies. By attention to detail, collaborative design and a true alignment to each individual sport, we aim to create social gaming platforms that deliver at all levels of fan engagement. By offering a wider user experience, and lower barriers to entry, our strategy is simple: to create fun, engaging sports games that offer a wide user experience than the traditional social game platforms available today.

Competition

Competition in the US daily fantasy sports market is fierce.  Two companies, FanDuel and DraftKings dominate the market, holding an approximately 90+% of the daily fantasy sports marketplace.  In addition, they have raised a combined total of over $1 billion in financing and spent large portions of that money on traditional mass media advertising such as television and professional team sponsorships.  Recently, they announced a planned merger.  However, despite holding almost the entire daily fantasy sports marketplace, they hold less than 5% of the total fantasy sports market when you factor in 41 million traditional season long participants.  We intend on competing with these larger companies by offering products that cater to a wider audience than current daily fantasy sports offerings, offers greater transparency and fairness but above all, delivers true fan engagement through tradition, history and the identity of the sport.

Marketing

Through various partnerships and joint ventures, we intend on serving the traditional sports fan markets as well as aiming to capture the new generations of sports fans by embracing new social media dynamics, understanding how Millennials consume their favorite sports and how to truly engage with them.

Revenue Sources

As a B2B game supplier, we will seek to generate revenue though licensing fees and negotiated revenue splits with it our licensees.

Government Regulation of Data
In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California's Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement.  The costs of compliance with these laws may increase in the future as a result of changes in interpretation.  Furthermore, any failure on GFS' part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of member data. We post our privacy policy and user agreement which describe our practices concerning the use, transmission and disclosure of member data.  Any failure by us to comply with its posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business.  In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux.  There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our data protection practices.  Complying with these varying international requirements could cause us to incur additional costs and change its business practices.  Further, any failure by us to adequately protect its members' privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including jurisdictions where we have no local entity, employees or infrastructure.

Employees
As of February 28, 2017, we employed ten full-time employees. None of our employees are currently represented by a trade union, and we consider our relations with our employees to be good.
Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease approximately office space on a month-to-month basis for our headquarters, which are located at 90311 Overseas Highway, Tavernier, Florida 33070.  We believe that this space is presently adequate for our needs.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During the 2015 and 2014 calendar years, our Common Stock was quoted for trading on the OTC Marketplace under the symbol "STYA" and is currently trading under the symbol "GSEG".

The following table shows, for each quarter of the 2015 and 2014 calendar years, the range of reported high and low bid quotations of our Common Stock as reported by the OTC Market.  The quotations from the OTC Market reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low

2015:
Fourth quarter, ended December 31, 2015	$0.25	$0.25
Third quarter, ended September 30, 2015	0.25	0.25
Second quarter ended June 30, 2015	0.25	0.25
First quarter ended March 31, 2015	0.25	0.25

2014:
Fourth quarter, ended December 31, 2014	$0.25	$0.25
Third quarter, ended September 30, 2014	0.25	0.25
Second quarter ended June 30, 2014	0.25	0.25
First quarter ended March 31, 2014	0.25	0.25

Holders of Record

As of December 31, 2015 and December 31, 2014, respectively, there were 33 and 17 shareholders of record of the Company's common stock.

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

Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis reflects our legacy e-book publishing business as of December 31, 2015 and does not reflect our new business as a provider of online daily fantasy sports products through our recently acquired GFS subsidiary. Information regarding the audited financial results for GFS for the year ended December 31, 2015 can be found in our Form 8-K Current Report filed on June 6, 2016.

Year Ended December 31, 2015 Compared to December 31, 2014

During the years ended December 31, 2015 and December 31, 2014, the Company was engaged in the business of digital book publishing.  The following discusses the results of our legacy digital book publishing business and does not reflect our current daily fantasy sports business.

Revenues.  Revenues consisted of book royalties from our literary catalog, which included two books at December 31, 2015, and December 31, 2014.  For the year ended December 31, 2015, revenues were $103 and decreased by $3,613, as compared to the year ended December 31, 2014, for which revenues were $3,716.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting and organizational expenses.  For the year ended December 31, 2015, selling, general and administrative expenses were $76,032 and increased by $56,452, as compared to the year ended December 31, 2014, for which selling, general and administrative expenses were $19,580.  The increase in general and administrative expenses was due primarily to auditing fees and legal fee, and for expenses related to being a public company.

Liquidity and Capital Resources

Future Liquidity Needs:

We believe that our current cash and cash flow from operations will not be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months.  Thus, we expect to seek additional debt or equity financing from external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

The amount of additional financing we require will be dependant upon several factors including the amount of our revenue during such 12 month period, future business conditions and other future developments. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.
To the extent that the Company raise additional funds by issuing equity or debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that the Company raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to the Company. Such actions may have a material adverse effect on our business.   Additionally, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.
Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company's deferred tax assets.

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management's most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company's deferred tax assets, valuation of equity and derivative instruments, and debt discounts.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

Commitments and Contingencies

Except as otherwise disclosed elsewhere in this document, we have no material commitments or contingent liabilities. The Company has an employment contract with its CEO that would require a one-year severance payment in the event the Company terminates his services under certain circumstances.

Recently Issued Accounting Pronouncements

We are an ''emerging growth company'' as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a ''large accelerated filer'' as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted commencing January 1, 2017. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard will have on the Company's financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements . This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not yet determined the effect of the adoption of this standard will have on the Company's financial position and results of operations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Satya Worldwide, Inc.
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Satya Worldwide, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' (deficiency)/equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP
      MaloneBaliley, LLP

www.malonebailey.com
Houston, Texas
March 3, 2017

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets
	Year ended December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$3,234	$27,888
Accounts receivable	-	3,637
Total current assets	3,234	31,525
Non-current assets:
Equipment, net of depreciation	-	1,924
Intangible assets, net	-	2,625

Total assets	$3,234	$36,074

Liabilities and shareholder's (deficiency)/equity
Current liabilities
Accounts payable and accrued expenses	$46,186	$16,105
Refundable subscriptions payable	-	4,194
Total current liabilities	46,186	20,299

Stockholders' (deficiency)/equity
Preferred stock $0.001 par value 20,000,000 authorized;
No shares issued and outstanding at December 31, 2015, and 2014, respectively	-	-
Common stock, $0.0001 par value; 280,000,000 shares authorized; 13,972,350 issued and
12,272,350 outstanding at December 31, 2015; and 12,834,300 shares issued
and outstanding at December 31, 2014	1,397	1,283
Additional paid-in capital	59,234	36,587
Accumulated deficit	(102,573)	(22,095)
Treasury stock, at cost 1,700,000 shares of common stock	(1,010)	-
Total stockholders' (deficiency)/ equity	(42,952)	15,775

Total liabilities and stockholders' (deficiency)/ equity	$3,234	$36,074

The accompanying notes are an integral part of these consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

Revenues	$103	$3,716

Cost of revenues	-	-
Gross margin	103	3,716

Operating expenses
Selling, general and administrative expenses	76,032	19,580
Loss on equipment disposal	1,368
Impairment of intangible assets	2,375
Depreciation and amortization expense	806	806

Total operating expenses	80,581	20,386

Operating loss	(80,478)	(16,670)

Net loss before income taxes	(80,478)	(16,670)

Provision for Income Taxes	-	-

Net loss	(80,478)	(16,670)

Per-share data:
Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	12,356,806	11,836,143

The accompanying notes are an integral part of these consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(80,478)	$(16,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	250	250
Loss on equipment disposal	1,368	-
Depreciation	556	556
Impairment of Intangible assets	2,375	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,637	(2,977)
(Decrease) / Increase in accounts payable and accrued expenses	30,081	6,420

Net cash used in operating activities	(42,211)	(12,421)

FINANCING ACTIVITIES:
(Decrease) / increase in refundable subscription payable	(4,194)	4,194
Proceeds from sale of Preferred stock	22,761
Purchase of own stock	(1,010)	22,086

Net cash provided by financing activities	17,557	26,280

NET (DECREASE) INCREASE IN CASH	(24,654)	13,859

CASH BEGINNING BALANCE	27,888	14,029

CASH ENDING BALANCE	$3,234	$27,888

Supplemental non–cash disclosures (financing activities):

Conversion of Series A Preferred to Common stock	(111)	(108)

The accompanying notes are an integral part of these consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/ (Deficiency)
FOR THE PERIOD FROM DECEMBER 31, 2013 THROUGH DECEMBER 31, 2015

	Preferred Stock		Common Stock		Additional Paid In			Accumulated Earnings	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Treasury Stock		(Deficit)	Equity

Balance at December 31, 2014	-	$-	11,730,000	$1,173	$14,611			$(5,425)	$10,359

Preferred Stock issued for cash	2,454	2			22,084				22,086

Conversion of preferred stock to common stock	(2,454)	(2)	1,104,300	110	(108)				-

Net (loss) for period								(16,670)	(16,670)

Balance at December 31, 2014	-	$-	12,834,300	$1,283	$36,587			$(22,095)	$15,775

Preferred Stock issued for cash	2,529	3			22,758				22,761

Conversion of preferred stock to common stock	(2,529)	(3)	1,138,050	114	(111)				-

Common stock repurchased for cash			(1,700,000)				$(1,010)		(1,010)

Net (loss) for period								(80,478)	(80,478)

Balance at December 31, 2015	-	$-	12,272,350	$1,397	$59,234	$	(1,010)	$(102,573)	$(42,952)

The accompanying notes are an integral part of these consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

Satya Worldwide, Inc. (the "Company", "we", "us", "our") until January 5, 2016 provided digital book ("eBook") distribution services ("ePublishing") services to authors, poets, memoirists and publishers for distributing their eBooks to online bookstores, book conversion, editing, book cover design and ISBN number administration.   Satya Worldwide, Inc. was incorporated under the laws of the State of Florida on March 26, 2012, commencing business as a development stage company.  Our fiscal year end is December 31.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its sole subsidiary. All material inter-company balances and transactions have been eliminated.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's Plan to Continue as a Going Concern

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

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of property and equipment and amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life. In 2015, we recorded an impairment in intangible assets in the amount of $2,375 associated with the sale of assets related to our e-book publishing business.

Equipment

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Intangible Assets

Intangible Assets are stated at cost, less accumulated amortization.  Amortization is provided using the straight-line method over the estimated useful life of twelve years.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Price is fixed or determinable; and

•	Collectability of the related receivable is reasonably assured.

The Company closely follows the provisions of ASC 605, "Revenue Recognition", which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, "Earnings Per Share". Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and adjust the allowance for doubtful accounts based on our history of past write-offs and collections and current credit conditions.  Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.  As of December 31, 2015 and December 31, 2014, no allowance for doubtful accounts was required.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

NOTE 3 – INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes".   ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes because of the application of a full valuation allowance.

The Company's deferred tax asset is comprised of out net operating losses which were fully reserved as of December 31, 2015 and 2014.

Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards for the year ended December 31, 2015 was $102,000 and for federal income tax reporting purposes is subject to annual limitations.  The net operating loss carry forwards expire beginning in 2033.

NOTE 4 – EQUIPMENT

The Company has written off equipment at December 31, 2015 that was obsolete and incurred a loss of $1,368.

NOTE 5- EQUITY TRANSACTIONS

During 2014, the Company issued 2,454 shares of Series A Preferred Stock in its public offering on the Form S-1 Registration Statement to 26 investors for cash in the amount of $22,086.  All of these shares were converted into 1,104,300 shares of common stock.

During 2014, the Company issued 2,454 shares of Series A Preferred Stock in its public offering on the Form S-1 Registration Statement to 26 investors for cash in the amount of $22,086.  Each convertible preferred share can be converted into 450 shares of common stock of the Company.  All of these shares were converted into 1,104,300 shares of common stock.

During January, 2015, 2,529 shares of Series A Convertible Preferred Stock were issued to 15 shareholders for the amount of $22,761. Each convertible preferred share can be converted into 450 shares of common stock of the Company.  During January, 2015, all such shares of Series A Convertible Preferred Stock were converted into 1,138,050 shares of common stock of the Company.

During January 2015, the Company returned refundable stock subscriptions for Series A Preferred Stock in the amount of $4,194 to four subscribers.

On February 2, 2015, the Company repurchased 1,700,000 shares of common stock issued to Patricia Posner for a purchase price in the amount of One Thousand Ten Dollars ($1,010). As a result thereof, Ms. Posner no longer owns any shares of capital stock of the Company. On the same date, Ms. Posner resigned as Chairwoman, President, Chief Executive Officer and Treasurer of the Company.

NOTE 6 – SUBSEQUENT EVENTS

On or about January 6, 2016 we entered into a Stock Purchase and Reorganization Agreement pursuant to which three investors purchased 30,000,000 newly issued shares of our common stock for the total amount of $266,919.  The investment was in contemplation of our  planned acquisition of Global Fantasy Sports, Inc., a Florida corporation ("GFS").

On about the same day, January 6, 2016,we entered into a Redemption Agreement pursuant to which we redeemed a total of 9,272,350 shares from Brisance Capital, our former majority stockholder, for a total redemption price of $201,919.

On May 24, 2016, we acquired 100% of GFS' issued and outstanding capital stock, making GFS a wholly-owned subsidiary of the Company.  In consideration for the Acquisition, we issued the stockholders of GFS a total of 27,000,000 newly issued shares of our common stock. Prior to the acquisition, the majority stockholder of GFS was our Chief Executive Officers .  The transaction will be accounted for as a reverse acquisition.

On May 12, 2016, we sold 500,000 newly issued shares of common stock to an investor in exchange for $250,000.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 15, 2016, we engaged Friedman, LLP, as the Company's independent registered public accounting firm to replace MaloneBailey, LLP ("MaloneBailey") who was terminated on the same day. MaloneBailey became the Company's independent registered public accounting firm in 2014.

During the two most recent fiscal years, there were (i) no disagreements between the Company and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 21, 2016, we engaged MaloneBailey, LLP ("MaloneBailey") as the Company's independent registered public accounting firm to replace Friedman, LLP ("Friedman") who resigned as the Company's independent registered public accounting. Friedman became the Company's independent registered public accounting firm on July 15, 2016.

During the two most recent fiscal years, there were (i) no disagreements between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Friedman would have caused Friedman to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2015, management has not completed an effective assessment of the Company's internal controls over financial reporting based upon the 2013 Committee on Sponsoring Organizations (COSO) framework.  Management has concluded that during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We currently have inadequate resources due to the need to hire accounting personnel with the requisite knowledge of U.S. GAAP.

3. We did not perform an effective risk assessment or monitor internal controls over financial reporting.

4. We lack the necessary corporate resources to conduct adequate review of related party transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

Change in Shell Company Status

On June 6, 2016, the Company filed a current report on Form 8-K and ceased being a "shell company", as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, as of such date.  Disclosures required by Item 5.06 of Form 8-K as a result of this change in shell company status during the second quarter of 2016 were disclosed in such report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of September 30, 2016.

Directors and Executive Officers

Name	Age	Position

Ian Rosenblatt	65	Chief Executive Officer, President, Chief Financial Officer and Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Ian Rosenblatt, Chief Executive Officer, Chief Financial Officer and Director  - Ian Rosenblatt has 40 years of professional experience in business development ventures, cross border mergers and acquisitions, and international partnerships. He qualified as an insolvency practitioner in the UK.  In 2004, he was appointed as the CEO of a Public Company quoted on the Brussels and Luxembourg stock exchanges which had operations in the UK, France, Switzerland, Germany and USA.  He has the past five years provided consultancy advice to early stage businesses on capital raising and IPO/exit strategies.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company's directors and officers.

Board Composition and Committees

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a "audit committee financial expert" on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Code of Ethics

Our Board of Directors intends to adopt a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2015, to our knowledge, all Section 16(a) forms required to be filed with the SEC have not yet been filed.

Item 11.   Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Named Executive Officers during the years ended December 31, 2015 and December 31, 2014 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Ian Rosenblatt (1)	CEO	2015	-	-	-	-	-	-	-

Andrea Kowalski (1)(2)	CEO	2015	4,000	-	-	-	-	-	4,000

Alessandrina Cornet (1)(2)	Treasurer	2015	-	-	_	-	-	-	-

Patricia Posner (2)	CEO	2015	-	-	-	-	-	-	-
		2014	-	-	-	-	-	-	-

Stanley Silverberg (2)	Secretary	2015	-	-	-	-	-	-	-
		2014	-	-	-	-	-	-	-
___________

(1)
Ian Rosenblatt was appointed as an executive officer of the Company on December 31, 2015.  Also, on December 31, 2015, Andrea Kowalski resigned as an officer and director the Company.  Also, on November 11, 2015, Ms. Cornet resigned as an officer of the Company.

(2)
Each of Andrea Kowalski and Alessandrina Cornet was appointed as an executive officer of the Company on February 2, 2015.  Each of Patricia Posner and Stanley Silverberg resigned as an executive officer and director of the Company on February 2, 2015.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company's directors during the years ended December 31, 2015 and December 31, 2014 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ian Rosenblatt(1)	2015	-	-	-	-	-	-	-

Andrea Kowalski(1)(2)	2015	-	-	-	-	-	-	-

Patricia Posner(2)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Stanley Silverberg(2)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

____________

(1)
Ian Rosenblatt was appointed as a director of the Company on January 6, 2016 to fill a vacancies on the Board of Directors.  Also, on January 6, 2016, Andrea Kowalski resigned as a director the Company.

(2)	Andrea Kowalski was appointed as a director of the Company on February 2, 2015. Each of Patricia Posner and Stanley Silverberg resigned as a director of the Company on February 2, 2015.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

 Pension Benefits

No named executive officers received or held pension benefits during the years ended December 31, 2015 and December 31, 2014.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the years ended December 31, 2015 and December 31, 2014 for services to the Company.

Grants of Plan-Based Awards

During the years ended December 31, 2015 and December 31, 2014, we have not granted any plan-based awards to our executive officers.

 Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2015 or December 31, 2014.  No equity awards were made during the years ended December 31, 2015 and December 31, 2014.

 Option Exercises and Stock Vested

During the years ended December 31, 2015 and December 31, 2014, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest.  As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

 Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2015 and December 31, 2014, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock on January 31, 2017 based on 60,000,000 issued and outstanding shares of common stock, by:

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

Unless otherwise indicated below, each entity or person listed below maintains an address of 90311 Overseas Hwy., Tavernier, Florida  33070.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after May 10, 2016, through the exercise of any stock option, warrant or other right.

Beneficial owner	Number of shares beneficially owned	Percentage of Shares Outstanding

Ian Rosenblatt (1)	24,320,000	40.5%

Global Fantasy Sports, Ltd. (1)	25,650,000

Nuvolari Limited	27,900,000	46.5%

All directors and executive officers as a group (3 persons)	24,320,000	*

______________
* Less than 1 percent.

(1)  Represents shares owned by Global Fantasy Sports, Ltd. and beneficially owned by Mr. Rosenblatt.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

There are no other transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K (§ 229.404(d)).  We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that Stephen J. Ratelle is "independent" as such term is defined by the rules of the Nasdaq Stock Market.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Satya Worldwide, Inc., 90311 Overseas Highway, Tavernier, Florida 33070, or by telephone at (786) 259-0024.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$8,000	$4,000
Audit-Related Fees	-	1,100
Tax Fees	-	-
All Other Fees	-	1,000

Total Audit and Audit-Related Fees	$8,000	$ 6,100

PART IV

Item 15.   Exhibits.

Please see Exhibit List set forth below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2017.

SATYA WORLDWIDE, INC.

By:   /s/  Ian Rosenblatt
Ian Rosenblatt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Rosenblatt Ian Rosenblatt	Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), Director	March 6, 2017

Satya Worldwide, Inc.
Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws, as currently*

4.1	Specimen preferred stock certificate*

4.2	Specimen common stock certificate*

10.1	Subscription Agreement for Series A Convertible Preferred Stock **

10.2	Amended and Restated Share Exchange and Reorganization Agreement dated as of May 26, 2016***

10.3	Amended and Restated Share Exchange and Reorganization Agreement****

21.1	List of Subsidiaries ****

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

101.INS	XBRL Instance Document ****
101.SCH	XBRL Schema Document ****
101.CAL	XBRL Calculation Linkbase Document ****
101.DEF	XBRL Definition Linkbase Dcoument ****
101.LAB	XBRL Label Linkbase Document ****
101.PRE	XBRL Presentation Linkbase Document ****

*	Included as an Exhibit to our Registration Statement on Form S-1 filed on May 1, 2014
**	Included as an Exhibit to our Registration Statement on Form S-1/Amendment No. 1 filed on June 17, 2014
***	Included as an Exhibit to our report on Form 8-K filed on June 6, 2016
****	Filed herewith