Form 10-Q
period 2016-03-31
SATYA WORLDWIDE, INC.
filed 2017-03-24
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-55255

____________________________

SATYA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Florida	46-0636099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90311 Overseas Highway Tavernier, Florida	33070
(Address of principal executive offices)	(Zip Code)

(786) 259-0024
(Issuer's telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at March 15, 2017

Common Stock, par value $.0001 per share	60,500,000 shares

SATYA WORLDWIDE, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)

	March 31,	December 31
	2016	2015
ASSETS
CURRENT ASSETS:	$	$
CASH AND CASH EQUIVALENTS	-	3,234
TOTAL CURRENT ASSETS	-	3,234

PROPERTY AND EQUIPMENT	-	-
OTHER ASSETS	-	-
INTANGIBLE ASSETS	-	-
TOTAL ASSETS	-	$3,234

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
ACCOUNT PAYABLE AND ACCRUED LIABILITIES	$11,186	$46,186
TOTAL CURRENT LIABILITIES	11,186	46,186

TOTAL LIABILITIES	11,186	46,186

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock: 20,000,000 Authorized par value $.001; none issued and outstanding.	-	-

Common Stock : 280,000,000, par value $.0001 authorized, 34,700,000 shares issued and 33,000,000 outstanding at March 31, 2016; 13,972,350 issued and 12,272,350 outstanding at December 31, 2015	3,470	1,397

Additional Paid In Capital	182,242	59,234
Accumulated Deficit	(195,888)	(102,573)
Less: Treasury stock, at cost (1,700,000 shares Repurchased)	(1,010)	(1,010)
Total equity (deficiency)	(11,186)	42,952

Total liabilities and equity (deficiency)	$-	$(3,234)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED  STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	March 31,	March 31,
	2016	2015

SALES	$-	$20

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE	93,315	18,720
DEPRECIATION AND AMORTIZATION	0	202

TOTAL OPERATING EXPENSES	93,315	19,922

LOSS FROM OPERATIONS	93,315	18,902

NET LOSS	$(93,315)	$(18,902)

WEIGHTED AVERAGE SHARES OUTSTANDING	31,633,342	12,358,115

EARNINGS PER SHARE	(.00)	(.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(93,315)	$(18,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	139
Amortization	--	62
Changes in operating liabilities
Accounts payable and accrued liabilities	(35,000)	(6,930)
Other assets	-	-
Net cash provided by (used in) operating activities	(128,315)	(25,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	-
Capitalization of intangible assets	-	-
Acquisition of property and equipment	-	-

Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in refundable subscription payable	-	(3,184)
Redemption of shares	(201,919)	-
Proceeds from sale of common stock	327,000	21,751
Net cash provided by financing activities	125,081	18,567

Net decrease in cash, and cash equivalents, during the period	(3,234)	(7,064)

Cash, and cash equivalents, beginning of period	3,234	27,888

Cash, and cash equivalents, end of period	$0	$20,824

Supplemental disclosures of cash flow information
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SATYA WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2015 and 2014 are included in the Annual Report on Form 10-K of Satya Worldwide, Inc. which was filed on March 7, 2017, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

NOTE 2 - DESCRIPTION OF BUSINESS

Satya Worldwide, Inc. (the "Company", "we", "us", "our") until January 5, 2016 provided digital book ("eBook") distribution services ("ePublishing") services to authors, poets, memoirists and publishers for distributing their eBooks to online bookstores, book conversion, editing, book cover design and ISBN number administration.  Satya Worldwide, Inc. was incorporated under the laws of the State of Florida on March 26, 2012, commencing business as a development stage company.  As of May 2016, we have refocused our business to developing fantasy sports entertainment products.

NOTE 3 – GOING CONCERN

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

NOTE 4- EQUITY TRANSACTIONS

In January 2016, we issued 30,000,000 shares of our common stock to an investor for a total purchase price of $327,000. The stock purchase represented a change of control of the Company since the purchaser, Nuvolari Limited, a Gibraltar corporation, obtained voting control of the Company.

In January 2016, we redeemed 9,272,350 shares of our common stock from Brisance Capital, our former majority stockholder, for a total redemption price of $201,919.

NOTE 5 – SUBSEQUENT EVENTS

On May 24, 2016, we acquired 100% of Global Fantasy Sports, Inc. a Florida corporation ("GFS"), making GFS a wholly-owned subsidiary of the Company.  In consideration for the acquisition, we issued the stockholders of GFS a total of 27,000,000 newly issued shares of our common stock. Prior to the acquisition, the majority stockholder of GFS was our Chief Executive Officer. The transaction will be accounted for as a reverse acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as "may", "will", "believes", "anticipates", "estimates", "expects", "continues", "should", "seeks", "intends", "plans", and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

During 2015, we decided to no longer engage in the business of publishing e-books and to pursue a different line of business for the company.  In May 2016, we acquired Global Fantasy Sports, Inc., a Florida corporation ("GFS" which is a developer of online daily fantasy sports games.  As a result of our GFS acquisition, the Company is now pursuing opportunities in the online fantasy sports entertainment industry and as of December 31, 2015, we wrote off our assets associated with e-book publishing which were minimal. The reader should note that the results of operation shown in this Annual Report reflect the Company's prior e-book publishing business operations and do not reflect the Company's current business operation, business plans and financial results.   Information regarding the audited financial results for GFS for the year ended December 31, 2015 can be found in our Form 8-K Current Report filed on June 6, 2016.

The following discussion and analysis reflects our legacy e-book publishing business as of December 31, 2015 and does not reflect our new business as a provided of online sports entertainment products through our recently acquired GFS subsidiary. Information regarding the audited financial results for GFS for the year ended December 31, 2015 can be found in our Form 8-K Current Report filed on June 6, 2016.

Three Month Period Ended March 31, 2016 Compared to March 31, 2015

Revenues.  For the quarter ended March 31, 2016, revenues were $0, a decrease of $20 from the same period in 2015 when revenues were $20 from book royalties from our literary catalog.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consisted primarily of corporate support expenses, such as legal and accounting and organizational expenses.  For the three month period ended March 31, 2016, selling, general and administrative expenses were $93,315, an increase of $74,595 or 398% from the same period in 2015, when selling, general and administrative expenses were $18,720. The large increase was due primarily to professional fees and consulting fees related to our planned acquisition of GFS.

Liquidity and Capital Resources

To date, we have financed our operations primarily from the sale of our common stock.
As of March 31, 2016, we had no and an accumulated deficit of $195,888.

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

We qualify as an "emerging growth company", as defined in the Jumpstart Our Business Startups Act, which became law in April 2012. See "Summary of Financial Data" for additional information.

Off Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off balance sheet arrangements.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2016 (the "Evaluation Date"), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

●
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an "audit committee financial expert," as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management's view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

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

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

●	We currently have inadequate resources due to the need to hire accounting personnel with the requisite knowledge of U.S. GAAP.

●	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

●	We lack the necessary corporate resources to conduct adequate review of related party transactions.

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

This report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

DATE:  March 23, 2017
SATYA WORLDWIDE, INC.

By: /s/  Ian Rosenblatt
              Ian Rosenblatt
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