Form 10-Q
period 2016-06-30
SATYA WORLDWIDE, INC.
filed 2018-02-02
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-55255

____________________________

SATYA WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	46-0636099 (I.R.S. Employer Identification Number)

90311 Overseas Highway Tavernier, Florida (Address of principal executive offices)	33070 (Zip Code)

(786) 259-0024
(Issuer's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," or "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at February 2, 2018

Common Stock, par value $.0001 per share	62,943,346 shares

SATYA WORLDWIDE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SATYA WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$72,540	$389,791
Total current assets	72,540	389,791

Property and equipment, net	622	15,355
Other assets	1,414	3,376
Intangible assets	-	990,592

Total assets	$74,576	$1,399,114

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$88,848	$56,851
Short term note	-	724,185
Short term note - related party	1,084,050	-
Total current liabilities	1,172,898	781,036

Total liabilities	1,172,898	781,036

Commitments and contingencies

Stockholders' equity
Preferred stock par value $0.001: 20,000,000 authorized; no shares issued or outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock par value $0.0001: 280,000,000 shares authorized; 60,500,000 and 57,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6,050	5,700
Additional paid in capital	1,757,000	1,507,350
Accumulated other comprehensive income	15,350	15,663
Accumulated deficit	(2,876,722)	(910,635)
Total stockholders' equity (deficit)	(1,098,322)	618,078

Total liabilities and stockholders' equity (deficit)	$74,576	$1,399,114

See the accompanying notes to these unaudited condensed consolidated financial statements

SATYA WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$-	$-	$-	$-

Operating expenses
General and administrative	232,354	33,025	739,796	105,437
Research & development	73,890	-	148,356	-
Depreciation and amortization	28	144	55	279
Loss on abandonment of property and equipment	-	-	14,652	-
Loss on impairment of intangible assets	990,592	-	990,592	-
Total operating expenses	1,296,864	33,169	1,893,451	105,716

Net loss from operations	(1,296,864)	(33,169)	(1,893,451)	(105,716)

Other income (expense), net
Interest, net	(31,701)	-	(73,811)	-
Foreign currency exchange gain/(loss)	(963)	4,299	1,175	3,858

Total other income (expense), net	(32,664)	4,299	(72,636)	3,858

Net loss	$(1,329,528)	$(28,870)	$(1,966,087)	$(101,858)

Other comprehensive income

Currency translation loss	(315)	(4,914)	(313)	(3,407)

Comprehensive loss	$(1,329,843)	$(33,784)	$(1,966,400)	$(105,265)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	58,346,154	28,500,000	57,673,077	27,398,010

See the accompanying notes to these unaudited condensed consolidated financial statements

SATYA WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,966,087)	$(101,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55	279
Loss on impairment of intangible assets	990,592	-
Loss on abandonment of property and equipment	14,652	-
Direct payment of expenses through short term note - related party	302,653	-
Changes in operating assets and liabilities:
Other assets	1,888	-
Accounts payable and accrued expenses	48,683	(16,766)
Net cash used in operating activities	(607,564)	(118,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	-	(152,791)
Cash paid for property and equipment	-	(3,594)
Net cash used in investing activities	-	(156,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	305,620
Proceeds from short term note - related party	40,000	-
Shares issued for cash	250,000	-
Contribution of capital	-	100
Net cash provided by financing activities	290,000	305,720

Effect of exchange rate changes on cash	313	(3,407)

Increase (decrease) in cash and cash equivalents	(317,251)	27,583
Cash and cash equivalents, beginning of period	389,791	28,241

Cash and cash equivalents, end of period	$72,540	$55,824

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84,120	$-
Taxes	$-	$-

Non cash investing and financing activities:
Conversion of stockholder loan to equity	$-	$758,068

See the accompanying notes to these unaudited condensed consolidated financial statements

SATYA WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Operations

Satya Worldwide, Inc. ("Satya," the "Company," "we," "us," "our"), is a Florida company incorporated on March 26, 2012. Satya is comprised of the parent company Satya Worldwide, Inc., its wholly-owned subsidiary Global Fantasy Sports, Inc. ("GFSI"), and GFSI's wholly-owned subsidiary How Far Games, LLC ("HFG").

Acquisition of Global Fantasy Sports, Inc.

On May 26, 2016, (the "Closing Date") the Company and GFSI, a privately held company, entered into an Amended and Restated Stock Purchase and Reorganization Agreement (the "Acquisition Agreement"). Under the terms of the Acquisition Agreement, the then-existing stockholders of GFSI exchanged all of their shares of common stock for newly issued common shares of the Company (the "Share Exchange") for a total of 27,000,000 newly issued shares of the Company's common stock. GFSI incurred $327,000 of acquisition costs with respect to the Merger Agreement.

The GFSI Acquisition, together with the earlier January 2017 purchase of 30,000,000 newly issued shares of the Company's common stock, resulted in the former owners of GFSI owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the June 30, 2016 and December 31, 2015 condensed consolidated balance sheets presented for the Company.

Global Fantasy Sports, Inc. was incorporated on March 26, 2012 under the laws of the State of Florida for the sole purpose of acquiring certain intellectual property and a subsidiary of Global Fantasy Sports, Ltd., a foreign entity organized in Gibraltar under their laws. The principal activity of Global Fantasy Sports, Ltd. is the development of software relating to fantasy sports games and entertainment products. Under a sale agreement dated March 14, 2016, Global Fantasy Sports, Ltd. sold all its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost and the operations were consolidated as if the asset sale had occurred as of the beginning of the earliest period presented in our condensed consolidated financial statements.

As a result of the foregoing transactions the principal current activity of the Company is the development of software relating to fantasy sports games and entertainment products with the intention to commercialize the games as soon as reasonably practicable. Satya, GFSI, and HFG are hereafter collectively referred to as "the Company," "we," "us," "our."

The Company's registered office is at 90311 Overseas Highway, Tavernier, Florida, 33070 United States of America.

Formation of Subsidiaries

On November 2, 2016, the Company formed Global Fantasy Sports (Gibraltar) Limited ("GFSL."), a wholly-owned foreign subsidiary organized in Gibraltar under their laws. GFSL was formed to undertake future business to business ("B2B") opportunities.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year, or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2015 and the combined consolidated financial statements of Global Fantasy Sports Ltd. and Global Fantasy Sports, Inc. ended December 31, 2015 contained in the Form 8-K filed by the Company on June 6, 2016.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $2,876,722. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's Plan to Continue as a Going Concern

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and entering into a short-term loan facility. Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

Subsequent to June 30, 2016, the Company sold 1,341,073 shares of common stock to 11 investors for proceeds of $625,966.

Note 3.  Summary of Significant Accounting Policies

Principles of Combined Consolidation

The condensed consolidated financial statements include the accounts of Satya Worldwide, Inc. and its subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at several financial institutions located predominantly in the United States, as well as in Gibraltar and the Ukraine. The Company's policy is to maintain its cash with high credit quality institutions to limit loss exposure. Such deposits may, at times, exceed federally insured limits. Cash in foreign bank accounts is not insured. Uninsured balances in the aggregate were approximately $2,500 and $140,000 at June 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Intangible Assets

Intangible assets represent the costs incurred by GFSL and its subsidiary in the development of the fantasy games software. Software costs will be amortized on a straight-line basis once they have been commercialized over a period of seven years. These costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 5.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated over the estimated useful lives of four years.

Impairment of Long-Lived Assets

At the end of each reporting period, the Company's assets are reviewed to determine whether there is any indication that those assets may be impaired. If such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment, if any. The recoverable amount is the higher of fair value less costs to sell and value in use. Fair value is determined as the amount that would be obtained from the sale of the asset in an arm's length transaction between knowledgeable and willing parties. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. If the recoverable amount of an asset is estimated to be less than its carrying amount, the carrying amount of the asset is reduced to its recoverable amount and the impairment loss is recognized in the profit or loss for the period. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash generating unit to which the asset belongs.

Research and Development Costs

Research and development expenses include fees paid to outside consultants and contractors for the Company's research and development activities. The Company recognizes such costs as expense when they are incurred. Research and development expenses for the three months ended June 30, 2016, and 2015 were $73,890 and $0, respectively. Research and development expenses for the six months ended June 30, 2016, and 2015, were $148,356 and $0, respectively.

Foreign Currency Translation

We use the U.S. Dollar as the reporting currency for our financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of Global Fantasy Sports Limited is the British pound; and the functional currency of How Far Games is Ukrainian Hryvnia, UAH, the currency of Ukraine.

Transactions in currencies other than the functional currency of a specific entity are recorded at exchange rates prevailing on the dates of the transactions. At the end of each reporting period, the monetary assets and liabilities of the entity denominated in foreign currencies are translated at the rate of exchange at the financial reporting date while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the exchange rates approximating those in effect on the date of the transactions. Exchange gains and losses arising on translation are included in the statements of profit or loss.

The financial statements of entities that have a functional currency different from that of the Companies ("foreign operations") are translated into United States dollars as follows: assets and liabilities – at the closing rate at the date of the statement of financial position, and income and expenses – at the average rate of the period (as this is considered a reasonable approximation to actual rates). All resulting changes are recognized in other comprehensive income as currency translation differences and taken into a separate component of equity.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that are recorded as an element of stockholders' equity but are excluded from net income. Other comprehensive income (loss) consists of foreign currency translation adjustments from those entities not using the US Dollar as their functional currency.

Recently Issued Accounting Pronouncements

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The adoption of ASU 2014-09 is not expected to have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU 2014-15). The amendments in this update will explicitly require a company's management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. We adopted the provisions of ASU 2016-09 on January 1, 2017. Early application is permitted. The adoption of ASU 2015-14 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2015-14 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. ASU 2015-17 is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2015-17 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-02 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, "Derivatives and Hedging" (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation" (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" (topic 606). In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)" (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, "Revenue from Contracts with Customers". The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-10 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-15 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

Note 4.  Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30,	December 31,
	2016	2015
Cost:
Furniture & equipment	$2,963	$32,956
Accumulated depreciation	$(2,341)	$(17,601)
Property & equipment, net	$622	$15,355

Depreciation expense was $28 and $144 for the three months ended June 30, 2016, and 2015, respectively.

Depreciation expense was $55 and $279 for the six months ended June 30, 2016, and 2015, respectively.

During the six months ended June 30, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652.

Note 5.  Intangible Assets

	June 30,	December 31,
	2016	2015

Capitalized software cost	$990,592	$990,592
Less: accumulated amortization	-	-
Less: impairment	(990,592)	-
	$-	$990,592

For the three and six months ended June 30, 2016, the Company recorded an impairment charge against intangible assets of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

Note 6.  Short Term Loan- Related Party

In November 2015, the Company entered into an agreement with a third-party funding provider. The facility limit is $1.2 million and was due on May 31, 2016. During the first quarter of 2016, a Director of the funding provider became a majority shareholder of the Company.  In June 2017, the Director resigned from his position at the funding provider.  All drawdowns are subject to an initial fee of 2.5% and interest is charged monthly at the rate of 1%. During the six months ended June 30, 2016, the company received proceeds of $40,000, operating expenses of the company in the amount of $302,653 were paid directly though the short term loan, fees related to the funding were $25,846, total interest accrued amounted to $75,486 and repayments of accrued interest and fees amounted to $84,120. The total outstanding balance on the loan as of June 30, 2016, and December 31, 2015 was $1,084,050 and $724,185, respectively, including accrued interest and fees. Prior to January 1, 2016, the short term loan was not considered a related party liability in the accompanying condensed consolidated balance sheets. The loan is secured by all of the Company's intellectual property. The total outstanding balance on the loan as of  the date of this filing was $1,448,732, including accrued interest and fees.

On June 30, 2016, the Company and the lender executed an Extension to Terms of Loan, Line of Credit Agreement Dated November 16, 2015, whereby extending the maturity date of the agreement from May 31, 2016, to June 30, 2017. All other terms and conditions of the agreement remained unchanged.

On November 19, 2017, the Company and the lender executed a second amendment, whereby at any time or from time to time, the lender may convert the loan, in whole or in part, into shares of the Company's common stock at a conversion price of $0.10 per share. All other terms and conditions of the agreement remained unchanged.

Note 7.  Stockholders' Deficit

Rescission of common stock

In December 2017, the transaction pursuant to which Nuvolari Limited became the recipient of 27,600,000 shares of our common stock was rescinded, and those shares were transferred back to a company controlled by our Chief Executive Officer, who is the control shareholder of the company.

Sale of common stock

On May 26, 2016, the Company entered into a subscription agreement with an investor providing for the issuance and sale of an aggregate of 500,000 shares of the Company's common stock for an aggregate purchase price of $250,000.

Conversion of debt to common stock

During the six months ended June 30, 2015, the Company issued an aggregate of 28,494,300 shares (as recast) of the Company's common stock for the settlement of related party loans in the aggregate amount of $758,068.

Note 8.   Related Party Transactions

During the six months ended June 30, 2015, the Company received $305,620 funding from shareholders from subordinated convertible loans. These loans carried Nil interest charge and a stated repayment date of December 31, 2015.

On March 14, 2016, Global Fantasy Sports, Ltd. sold all of its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost. Ian Rosenblatt, our CEO and Chairman controlled Global Fantasy Sports Inc. and Global Fantasy Sports, Ltd. at the time of the asset sale. Below is a summary of the assets that were transferred at historical cost.

Intellectual property	$990,591
Property and equipment	$29,882
Other assets	$1,308

Note 9.   Subsequent Events

Subsequent to June 30, 2016, the Company sold 1,341,073 newly issued shares of common stock to 11 investors for proceeds of $625,966.

Subsequent to June 30, 2016, the Company sold 102,273 newly issued shares of common stock to a related party for proceeds of $45,000. The related party is the brother of a director of GFSI.

On August 19, 2016, a related party advanced $10,780 to the Company. The Company's CEO is the sole director and shareholder of the related party. The proceeds from the non-interest bearing advance were used for general operating expenses. The balance due on the advance as of the date of this filing was $785.

On November 19, 2017, the Company entered into a Note Purchase Agreement (the "Purchase Agreement") with an accredited investor (the "Investor"), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a promissory note (the "Note") in the aggregate principal amount of $50,000. The Note bears interest at the rate of 12% per annum and matures on February 28, 2018.

In January 2017, 1,000,000 shares of common stock were issued to a consultant as per the terms of a consulting agreement entered into during January 2017.

Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

Satya Worldwide, Inc. ("Satya," the "Company," "we," "us," "our"), is a Florida company incorporated on March 26, 2012. Satya is comprised of the parent company Satya Worldwide, Inc., wholly-owned subsidiaries, Global Fantasy Sports, Inc. ("GFSI"), and its' wholly-owned subsidiary How Far Games, LLC ("HFG").

Acquisition of Global Fantasy Sports, Inc.

On May 26, 2016, (the "Closing Date") the Company and GFSI a privately held company, entered into an Amended and Restated Stock Purchase and Reorganization Agreement (the "Acquisition Agreement"). Under the terms of the GFSI Acquisition Agreement, the then-existing stockholders of GFSI exchanged all of their shares of common stock for newly issued common shares of the Company (the "Share Exchange") for a total of 27,000,000 newly issued shares of the Company's common stock. Global Fantasy Sports, Inc. incurred $327,000 of acquisition costs with respect to the Merger Agreement.

The GFSI Acquisition, together with the earlier January 2017 purchase of 30,000,000 newly issuesd shares of the Company's common stock, resulted in the former owners of Global Fantasy Sports, Inc. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of GFSI. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of GFSI. for all prior periods presented reflect the recapitalization described above and are consistent with the June 30, 2016 and December 31, 2015 condensed consolidated balance sheets presented for the Company.

Global Fantasy Sports, Inc. was incorporated on March 26, 2012 under the laws of the State of Florida for the sole purpose of acquiring certain intellectual property and a subsidiary of Global Fantasy Sports, Ltd., a foreign entity organized in Gibraltar under their laws. The principal activity of Global Fantasy Sports, Ltd. is the development of software relating to fantasy sports games and entertainment products. Under a sale agreement dated March 14, 2016, Global Fantasy Sports, Ltd. sold all its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost and the operations were consolidated as if the asset sale had occurred as of the beginning of the earliest period presented in our condensed consolidated financial statements.

As a result of the foregoing transactions the principal current activity of the Company is the development of software relating to fantasy sports games and entertainment products with the intention to commercialize the games as soon as reasonably practicable. Satya, GFSI, and HFG are hereafter collectively referred to as "the Company," "we," "us," "our."

The Company's registered office is at 90311 Overseas Highway, Tavernier, Florida, 33070 United States of America.

Formation of Subsidiaries

On November 2, 2016, the Company formed Global Fantasy Sports (Gibraltar) Limited ("GFSL."), a wholly-owned foreign subsidiary organized in Gibraltar under their laws. GFSL was formed to undertake future business to business ("B2B") opportunities.

The principal activity of the company is the development of software relating to fantasy sports games and entertainment products with the intention to commercializing the games as soon as reasonably practicable. Satya, GFSI, and HFG are hereafter collectively referred to as "the Company," "we," "us," "our."

Results of Operations for the Three Months Ended June 30, 2016, and 2015

The following table sets forth the summary income statement for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30, 2016	June 30, 2015

Revenues	$–	$–
Operating expenses	$(1,296,864)	$(33,169)
Other income (expense), net	$(32,664)	$4,299
Net loss	$(1,329,528)	$(28,870)

Revenues. For the three months ended June 30, 2016, and 2015, revenues were $0.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel, facilities, information technology, professional services and research and development. Professional services are comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by $1,263,695 during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase is primarily attributed to the following approximate net increases (decreases):

•
An increase of general and administrative expense of $199,329 consulting fees related to business development, financial advisory services, investor relations and audit and legal fees related to public company filing requirements.

•
During the three months ended June 30, 2016, and 2015, the Company incurred Research and Development ("R&D") expense of $73,890 and $0, respectively. R&D expenses consist primarily of payments to our subsidiary and third parties for the development of software to be sold and/or leased to the general public. During the prior comparable period the Company did not incur any such costs. We expense R&D costs for the development of software to be sold to the general public as incurred until such time that technological feasibility of our product has been established. Typically, technological feasibility of our products occurs at the time our products are brought to market.

•
During the three months ended June 30, 2016, the Company reviewed intangible assets for impairment and recognized an impairment charge of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

Other expenses: Other expense consists primarily of interest expense related to the Company's short term loan and the impact of foreign currency due to movement of the Ukrainian Hryvnia against the US dollar.

Interest expense - increased by $31,701 to $31,701 during the three months ended June 30, 2016, as compared to $0 during the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 20, 2016, and 2015

The following table sets forth the summary income statement for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Revenues	$–	$–
Operating expenses	$(1,893,451)	$(105,716)
Other income (expense), net	$(72,636)	$3,858
Net loss	$(1,966,087)	$(101,858)

Revenues. For the six months ended June 30, 2016, and 2015, revenues were $0.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel, facilities, information technology, professional services and research and development. Professional services are comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by $1,787,735 during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase is primarily attributed to the following approximate net increases (decreases):

•
An increase of general and administrative expense of $634,359 due to acquisition fees resulting from the Merger, consulting fees related to business development, financial advisory services, investor relations and audit and legal fees related to public company filing requirements.

•
During the six months ended June 30, 2016, and 2015, the Company incurred Research and Development ("R&D") expense of $148,356 and $0, respectively. R&D expenses consist primarily of payments to our subsidiary and third parties for the development of software to be sold and/or leased to the general public. During the prior comparable period the Company did not incur any such costs. We expense R&D costs for the development of software to be sold to the general public as incurred until such time that technological feasibility of our product has been established. Typically, technological feasibility of our products occurs at the time our products are brought to market.

•
During the six months ended June 30, 2016, the Company reviewed intangible assets for impairment and recognized an impairment charge of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

•
During the six months ended June 30, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652. During the prior comparable period the Company did not incur any such costs

Other expenses: Other expense consists primarily of interest expense related to the Company's short term loan and the impact of foreign currency due to movement of the Ukrainian Hryvnia against the US dollar.

Interest expense - increased by $73,811 to $73,811 during the three months ended June 30, 2016, as compared to $0 during the three months ended June 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017 compared to December 31, 2016:

	June 30, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$72,540	$389,791	$(317,251)
Current Liabilities	$1,172,898	$781,036	$391,862
Working Capital Deficit	$(1,100,358)	$(391,245)	$(709,113)

Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities, shareholder loans, and our short-term loan, to fund our operations. At June 30, 2016, we had working capital deficit of $1,100,358 and shareholders' deficit of $1,098,322. At December 31, 2015, we had working capital deficit of $391,245 and shareholders' equity of $618,078. Our consolidated cash balance at June 30, 2016, was $72,540, as compared to $389,791 at December 31, 2015.

 Summary Cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015

Net cash used in operating activities	$(607,564)	$(118,345)
Net cash used in investing activities	$-	$(156,385)
Net cash provided by financing activities	$290,000	$305,720

Future Liquidity Needs:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $2,876,722. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and entering into a short term loan facility. Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

Subsequent to June 30, 2016, the Company sold 1,341,073 newly issued shares of common stock to 11 investors for proceeds of $625,966.

Subsequent to June 30, 2016, the Company sold 102,273 newly issued shares of common stock to a related party for proceeds of $45,000. The related party is the brother of a director of GFSI.

On November 19, 2017, the Company entered into a Note Purchase Agreement (the "Purchase Agreement") with an accredited investor (the "Investor"), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a promissory note (the "Note") in the aggregate principal amount of $50,000. The Note bears interest at the rate of 12% per annum and matures on February 28, 2018.

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

Recently issued accounting pronouncements

Reference is made to the "Recent Accounting Pronouncements" in Note 1 and Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2016, and December 31, 2015, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and procedures

(a)     Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's PEO and PFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

●
We will create a position to segregate duties consistent with control objectives and increase personnel resources and technical accounting expertise within the accounting function. We plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

(b)     Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From May 2016 to July 2017, the Company sold 1,943,346 newly issued shares of our common stock to 13 investors for total proceeds of $920,966.

In January 2017, 1,000,000 shares of common stock were issued to a consultant as per the terms of a consulting agreement entered into during January 2017.

The foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation S or Regulation D as securities transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Please see Exhibit Table below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 2, 2018
SATYA WORLDWIDE, INC.

By: /s/ Ian Rosenblatt
             Ian Rosenblatt
             Chief Executive Officer (Principal Authorized Officer)

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

4.1	Specimen common stock certificate*

10.1	Stock Purchase and Reorganization Agreement **

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a).

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Included as an Exhibit to our Registration Statement on Form S-1 filed on May 1, 2014
**      Included as an Exhibit to our Form 8-K filed on June 6, 2016