Form 10-Q
period 2016-09-30
SATYA WORLDWIDE, INC.
filed 2018-02-02
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2016

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

SATYA WORLDWIDE, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SATYA WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$5,569	$389,791
Total current assets	5,569	389,791

Property and equipment, net	577	15,355
Other assets	1,374	3,376
Intangible assets	-	990,592

Total assets	$7,520	$1,399,114

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$91,050	$56,851
Short term note	-	724,185
Short term note - related party	1,204,724	-
Loan payable - related party	10,780	-
Total current liabilities	1,306,554	781,036

Total liabilities	1,306,554	781,036

Commitments and contingencies

Stockholders' equity
Preferred stock par value $0.001: 20,000,000 authorized; no shares issued or outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock par value $0.0001: 280,000,000 shares authorized; 60,500,000 and 57,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	6,050	5,700
Additional paid in capital	1,757,000	1,507,350
Accumulated other comprehensive income	15,654	15,663
Accumulated deficit	(3,077,738)	(910,635)
Total stockholders' equity (deficit)	(1,299,034)	618,078

Total liabilities and stockholders' equity (deficit)	$7,520	$1,399,114

See the accompanying notes to these unaudited condensed consolidated financial statements

SATYA WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$-	$-	$-	$-

Operating expenses
General and administrative	72,989	114,483	812,785	219,920
Research & development	97,801	-	246,157	-
Depreciation and amortization	28	4,495	83	4,774
Loss on abandonment of property and equipment	-	-	14,652	-
Loss on impairment of intangible assets	-	-	990,592	-
Total operating expenses	170,818	118,978	2,064,269	224,694

Net loss from operations	(170,818)	(118,978)	(2,064,269)	(224,694)

Other income (expense), net
Interest, net	(24,889)	-	(98,700)	-
Foreign currency exchange gain/(loss)	(5,309)	1,488	(4,134)	5,346

Total other income (expense), net	(30,198)	1,488	(102,834)	5,346

Net loss	$(201,016)	$(117,490)	$(2,167,103)	$(219,348)

Other comprehensive income

Currency translation loss	304	1,271	(9)	(2,136)

Comprehensive loss	$(200,712)	$(116,219)	$(2,167,112)	$(221,484)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding, basic and diluted	60,500,000	28,500,000	58,622,263	27,769,377

See the accompanying notes to these unaudited condensed consolidated financial statements

SATYA WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,167,103)	$(219,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	4,774
Loss on impairment of intangible assets	990,592	-
Loss on abandonment of property and equipment	14,652	-
Direct payment of expenses through short term note - related party	320,642	-
Changes in operating assets and liabilities:
Other assets	1,871	-
Accounts payable and accrued expenses	54,744	16,474
Net cash used in operating activities	(784,519)	(198,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	-	(251,298)
Cash paid for property and equipment	-	(3,594)
Net cash used in investing activities	-	(254,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	473,980
Proceeds from short term note - related party	139,526	-
Proceeds from loan payable - related party	10,780	-
Shares issued for cash	250,000	-
Contribution of capital	-	100
Net cash provided by financing activities	400,306	474,080

Effect of exchange rate changes on cash	(9)	2,226

Increase (decrease) in cash and cash equivalents	(384,222)	23,314
Cash and cash equivalents, beginning of period	389,791	21,091

Cash and cash equivalents, end of period	$5,569	$44,405

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$105,850	$-
Taxes	$-	$-

Non cash investing and financing activities:
Conversion of stockholder loan to equity	$-	$758,068

See the accompanying notes to these unaudited condensed consolidated financial statements

SATYA WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Operations

Satya Worldwide, Inc. ("Satya," the "Company," "we," "us," "our"), is a Florida company incorporated on March 26, 2012. Satya is comprised of the parent company Satya Worldwide, Inc., its wholly-owned subsdiary Global Fantasy Sports, Inc. ("GFSI"), and its' wholly-owned subsidiary How Far Games, LLC ("HFG").

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

The GFSI Acquisition together with the earlier January 2017 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of GFSI owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the September 30, 2016 and December 31, 2015 condensed consolidated balance sheets presented for the Company.

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $3,077,738. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent to September 30, 2016, the Company sold 1,341,073 shares of common stock to 11 investors for proceeds of $625,966.

Note 3.  Summary of Significant Accounting Policies

Principles of Consolidation

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

Concentration of Credit Risk

The Company maintains cash balances at several financial institutions located predominantly in the United States, as well as in Gibraltar and the Ukraine. The Company's policy is to maintain its cash with high credit quality institutions to limit loss exposure. Such deposits may, at times, exceed federally insured limits. Cash in foreign bank accounts is not insured. Uninsured balances in the aggregate were approximately $200 and $140,000 at September 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Research and Development Costs

Research and development expenses include fees paid to outside consultants and contractors for the Company's research and development activities. The Company recognizes such costs as expense when they are incurred. Research and development expenses for the three months ended September 30, 2016, and 2015 were $97,801 and $0, respectively. Research and development expenses for the nine months ended September 30, 2016, and 2015, were $246,157 and $0, respectively.

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

Note 4.  Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30,	December 31,
	2016	2015

Cost:
Furniture & equipment	$2,880	$32,956
Accumulated depreciation	$(2,303)	$(17,601)
Property & equipment, net	$577	$15,355

Depreciation expense was $28 and $4,495 for the three months ended September 30, 2016, and 2015, respectively.

Depreciation expense was $83 and $4,774 for the nine months ended September 30, 2016, and 2015, respectively.

During the nine months ended September 30, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652.

Note 5.   Intangible Assets

	September 30,	December 31,
	2016	2015

Capitalized software cost	$990,592	$990,592
Less: accumulated amortization	-	-
Less: impairment	(990,592)	-
	$-	$990,592

For the nine months ended September 30, 2016, the Company recorded an impairment charge against intangible assets of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

Note 6.  Short Term Loan – Related Party

In November 2015, GFSI entered into an agreement with a third-party funding provider. The facility limit is $1.2 million and was due on May 31, 2016. During the first quarter of 2016, a Director of the funding provider became a majority shareholder of the Company.  In June 2017, the Director resigned from his position at the funding provider.  All drawdowns are subject to an initial fee of 2.5% and interest is charged monthly at the rate of 1%. During the nine months ended September 30, 2016, the company received proceeds of $139,526, operating expenses of the company in the amount of $320,642 were paid directly though the short term loan, fees related to the funding were $28,783, total interest accrued amounted to $97,438 and repayments of accrued interest and fees amounted to $105,850. The total outstanding balance on the loan as of September 30, 2016 and December 31, 2015 was $1,204,724 and $724,185, respectively, including accrued interest and fees. Prior to January 1, 2016, the short term loan was not considered a related party liability in the accompanying condensed consolidated balance sheets. The loan is secured by all of the Company's intellectual property. The total outstanding balance on the loan as of  the date of this filing was $1,448,732, including accrued interest and fees.

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

Note 7.  Loan Payable - Related Party

On August 19, 2016, a related party advanced $10,780 to the Company. The Company's CEO is the sole director and shareholder of the related party. The proceeds from the non-interest bearing advance were used for general operating expenses. The balance due on the advance as of the date of this filing was $785. The Company did not impute interest on the loan as it was deemed to be de minimis to the condensed consolidated financial statements.

Note 8.  Stockholders' Deficit

Rescission of common stock

In December 2017, the transaction pursuant to which Nuvolari Limited became the recipient of 27,600,000 shares of our common stock was rescinded, and those shares were transferred back to a company controlled by our Chief Executive Officer, who is the control shareholder of the company.

Sale of Common stock

On May 26, 2016, the Company entered into a stock purchase agreement with an investor providing for the issuance and sale of an aggregate of 500,000 shares of the Company's common stock for an aggregate purchase price of $250,000.

Conversion of debt to common stock

During the nine months ended September 30, 2015, the Company issued an aggregate of 28,494,300 shares (as recast) of the Company's common stock for the settlement of related party loans in the aggregate amount of $758,068.

Note 9.  Related Party Transactions

During the nine months ended September 30, 2015, the Company received $473,980 funding from shareholders from subordinated convertible loans. These loans carried Nil interest charge and a stated repayment date of December 31, 2015.

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

Note 10. Subsequent Events

Subsequent to September 30, 2016, the Company sold 1,341,073 newly issued shares of common stock to 11 investors for proceeds of $625,966.

Subsequent to September 30, 2016, the Company sold 102,273 newly issued shares of common stock to a related party for proceeds of $45,000. The related party is the brother of a director of GFSI.

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

Overview

Satya Worldwide, Inc. ("Satya," the "Company," "we," "us," "our"), is a Florida company incorporated on March 26, 2012. Satya is comprised of the parent company Satya Worldwide, Inc., its wholly-owned subsidiary, Global Fantasy Sports, Inc. ("GFSI"), and its' wholly-owned subsidiary How Far Games, LLC ("HFG").

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

The GFSI Acquisition together with the earlier January 2017 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of GFSI. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of GFSI. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the September 30, 2016 and December 31, 2015 condensed consolidated balance sheets presented for the Company.

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

Results of Operations for the Three Months Ended September 30, 2016, and 2015

The following table sets forth the summary income statement for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30, 2016	September 30, 2015

Revenues	$–	$–
Operating expenses	$(170,818)	$(118,978)
Other income (expense), net	$(30,198)	$1,488
Net loss	$(201,016)	$(117,490)

Revenues. For the three months ended September 30, 2016, and 2015, revenues were $0.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel, facilities, information technology, professional services and research and development. Professional services are comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by $51,840 during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase is primarily attributed to the following approximate net increases (decreases):

•
A decrease of general and administrative expense of $41,494 due to consulting fees related to business development, financial advisory services, investor relations and audit and legal fees related to public company filing requirements.

•
During the three months ended September 30, 2016, and 2015, the Company incurred Research and Development ("R&D") expense of $97,801 and $0, respectively. R&D expenses consist primarily of payments to our subsidiary and third parties for the development of software to be sold and/or leased to the general public. During the prior comparable period the Company did not incur any such costs. We expense R&D costs for the development of software to be sold to the general public as incurred until such time that technological feasibility of our product has been established. Typically, technological feasibility of our products occurs at the time our products are brought to market.

Other expenses: Other expense consists primarily of interest expense related to the Company's short term loan and the impact of foreign currency due to movement of the Ukrainian Hryvnia against the US dollar.

Interest expense - increased by $24,889 to $24,889 during the three months ended September 30, 2016, as compared to $0 during the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016, and 2015

The following table sets forth the summary income statement for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Revenues	$–	$–
Operating expenses	$(2,064,269)	$(224,694)
Other income (expense), net	$(102,834)	$5,346
Net loss	$(2,167,103)	$(219,348)

Revenues. For the nine months ended September 30, 2016, and 2015, revenues were $0.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel, facilities, information technology, professional services and research and development. Professional services are comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by $1,839,575 during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase is primarily attributed to the following approximate net increases (decreases):

•
An increase of general and administrative expense of $592,865 due to acquisition fees resulting from the Merger, consulting fees related to business development, financial advisory services, investor relations and audit and legal fees related to public company filing requirements.

•
During the nine months ended September 30, 2016, and 2015, the Company incurred Research and Development ("R&D") expense of $246,157 and $0, respectively. R&D expenses consist primarily of payments to our subsidiary and third parties for the development of software to be sold and/or leased to the general public. During the prior comparable period the Company did not incur any such costs. We expense R&D costs for the development of software to be sold to the general public as incurred until such time that technological feasibility of our product has been established. Typically, technological feasibility of our products occurs at the time our products are brought to market.

•
During the nine months ended September 30, 2016, the Company reviewed intangible assets for impairment and recognized an impairment charge of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

•
During the nine months ended September 30, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652. During the prior comparable period the Company did not incur any such costs.

Other expenses: Other expense consists primarily of interest expense related to the Company's short term loan and the impact of foreign currency due to movement of the Ukrainian Hryvnia against the US dollar.

Interest expense - increased by $98,700 to $98,700 during the nine months ended September 30, 2016, as compared to $0 during the nine months ended September 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2017 compared to December 31, 2016:

	September 30, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$5,569	$389,791	$(384,222)
Current Liabilities	$1,306,554	$781,036	$525,518
Working Capital Deficit	$(1,300,985)	$(391,245)	$(909,740)

Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities, shareholder loans, and our short-term loan, to fund our operations. At September 30, 2016, we had working capital deficit of $1,300,985 and shareholders' deficit of $1,299,034. At December 31, 2015, we had working capital deficit of $391,245 and shareholders' equity of $618,078. Our consolidated cash balance at September 30, 2016, was $5,569, as compared to $389,791 at December 31, 2015.

Summary Cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015

Net cash used in operating activities	$(784,519)	$(198,100)
Net cash used in investing activities	$-	$(254,892)
Net cash provided by financing activities	$400,306	$474,080

Future Liquidity Needs:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $3,077,738. These matters raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations

Subsequent to September 30, 2016, the Company sold 1,443,346 shares of common stock to 12 investors for proceeds of $670,966.

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

Off Balance Sheet Arrangements

As of September 30, 2016, and December 31, 2015, we had no off balance sheet arrangements.

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

/s/  Ian Rosenblatt
       Ian Rosenblatt
       Chief Executive Officer

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From May 2016 to July 2017, the Company sold 1,943,346 newly issued shares of common stock to 13 investors for proceeds of $920,966.

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

Please see Index to Exhibits below.

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