Form 10-K
period 2016-12-31
SATYA WORLDWIDE, INC.
filed 2018-05-23
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  0-55255

Satya Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-0636099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 2320
New York, NY 10170
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (646) 975-9246

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates was $1,400,000, based on the price of $0.40 per share of Common Stock on June 30, 2016.  Shares of Common Stock known by the registrant to be beneficially owned as of June 30, 2016 by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At May 23, 2018 there were 63,503,346 shares of the registrant's Common Stock issued and outstanding.

Satya Worldwide, Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2016

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

The GFSI Acquisition together with the earlier January 2017 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of Global Fantasy Sports, Inc. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. financial statements for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2016 and December 31, 2015 consolidated balance sheets presented for the Company.

Global Fantasy Sports, Inc. was incorporated on March 26, 2012 under the laws of the State of Florida for the sole purpose of acquiring certain intellectual property and a subsidiary of Global Fantasy Sports, Ltd., a foreign entity organized in Gibraltar under their laws. The principal activity of Global Fantasy Sports, Ltd. is the development of software relating to fantasy sports games and entertainment products. Under a sale agreement dated March 14, 2016, Global Fantasy Sports, Ltd. sold all its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost and the operations were consolidated as if the asset sale had occurred as of the beginning of the earliest period presented in our consolidated financial statements.
As a result of the foregoing transactions the principal current activity of the Company is the development of software relating to fantasy sports games and entertainment products with the intention to commercialize the games as soon as reasonably practicable. Satya, GFSI, and HFG are hereafter collectively referred to as "the Company," "we," "us," "our."
The Company's office is at 420 Lexington Avenue; Suite 2320, New York NY 10170.
Formation of Subsidiaries
On November 2, 2016, the Company formed Global Fantasy Sports (Gibraltar) Limited ("GFSL."), a wholly-owned foreign subsidiary organized in Gibraltar under their laws. GFSL was formed to undertake future business to business ("B2B") opportunities.

Our Business

We were formed to develop and market daily fantasy sports games to consumers in the United States. Faced with the challenges to our Business to Consumer business proposition, which included extreme competition and changes in the regulatory environment.  Thus, in 2016, we pivoted our business to becoming a business-to-business oriented software development company supplying sports entertainment and fan-centric, second-screen games and experiences to businesses who offer social gaming experiences to end users.

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

Partnerships

In the third quarter of 2016, we entered into discussions with Ourgame, a provider of online card and board games in China.  Ourgame has announced its intention to become a  provider "global sports games and entertainment company."  In anticipation of joint venturing with Ourgame, we developed a daily fantasy sports soccer game which covers matches scheduled across several Asian international world leagues to include EPL, European and Chinese leagues. In the first quarter of 2017, our new formed GFS Gibraltar Limited subsidiary, entered into an agreement with Ourgame to distribute the soccer game in China. Pursuant to the agreement, we have certain obligations to fund working capital requirements for the game. The games we developed for our Ourgame partnership have been integrated into integrated in Ourgame's platform and tested, and are now ready to be released upon the upcoming start of the Chinese Soccer League season.

Competition

Competition in the US daily fantasy sports market is fierce. Two companies, FanDuel and DraftKings dominate the market, holding an approximately 90+% of the daily fantasy sports marketplace. In addition, they have raised a combined total of over $1 billion in financing and spent large portions of that money on traditional mass media advertising such as television and professional team sponsorships. The two companies had announced a merger which was then cancelled due to antitrust regulatory concerns.  Due to our inability to compete with these two larger companies for consumers in the United States, we have refocused our business to partnering with companies that already have established customer bases, on a worldwide basis.

Marketing

We market our existing games and our ability to produce new games to directly to potential joint venture partners and licensees. We do not intend on marketing directly to consumers.

Revenue Sources

As a B2B game supplier, we will seek to generate revenue through licensing fees and negotiated revenue splits with it our licensees and joint venture partners.

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

Employees

As of January 31, 2018, we employed three full-time employees.  We also utilize the services of several part time employees and consultants with the precise number of part-time employees and consultants varying based upon our needs.  In addition, our Ukrainian subsidiary has 12 full time employees.  None of our employees are currently represented by a trade union, and we consider our relations with our employees to be good.
Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space on a month-to-month basis for our headquarters at the offices of our corporate attorneys, which are located at 420 Lexington Avenue; Suite 2320, New York NY 10170. We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During the 2016 and 2015 calendar years, our Common Stock was quoted for trading on the OTC Marketplace under the symbol "STYA" and is currently trading under the symbol "GSEG".

The following table shows, for each quarter of the 2016 and 2015 calendar years, the range of reported high and low bid quotations of our Common Stock as reported by the OTC Market. The quotations from the OTC Market reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low

2016:
Fourth quarter, ended December 31, 2016	$0.55	$0.50
Third quarter, ended September 30, 2016	0.50	0.30
Second quarter ended June 30, 2016	0.40	0.12
First quarter ended March 31, 2016	0.25	0.25

2015:
Fourth quarter, ended December 31, 2015	$0.25	$0.25
Third quarter, ended September 30, 2015	0.25	0.25
Second quarter ended June 30, 2015	0.25	0.25
First quarter ended March 31, 2015	0.25	0.25

Holders of Record

As of December 31, 2016 and December 31, 2015, respectively, there were 33 shareholders of record of the Company's common stock.

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

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following management's discussion and analysis should be read in conjunction with our historical financial statements and the related notes. The management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

The GFSI Acquisition together with the earlier January 2017 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of Global Fantasy Sports, Inc. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. financial statements for all prior periods presented reflect the recapitalization described above.

Global Fantasy Sports, Inc. was incorporated on March 26, 2012 under the laws of the State of Florida for the sole purpose of acquiring certain intellectual property and a subsidiary of Global Fantasy Sports, Ltd., a foreign entity organized in Gibraltar under their laws. The principal activity of Global Fantasy Sports, Ltd. is the development of software relating to fantasy sports games and entertainment products. Under a sale agreement dated March 14, 2016, Global Fantasy Sports, Ltd. sold all its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost and the operations were consolidated as if the asset sale had occurred as of the beginning of the earliest period presented in our consolidated financial statements.

As a result of the foregoing transactions the principal current activity of the Company is the development of software relating to fantasy sports games and entertainment products with the intention to commercialize the games as soon as reasonably practicable. Satya, GFSI, and HFG are hereafter collectively referred to as "the Company," "we," "us," "our."
Formation of New Subsidiaries
On November 2, 2016, we formed a new wholly-owned subsidiary in Gibraltar, Global Fantasy Sports (Gibraltar) Limited ("GFSL."), to undertake future business to business ("B2B") opportunities for our products.
 Results of Operations for the Year Ended December 31, 2016, and 2015
The following table sets forth the summary income statement for the year ended December 30, 2016 and 2015:
	For the Year Ended
	December 31, 2016	December 31, 2015

Revenues	$–	$–
Operating expenses	$(2,271,009)	$(492,818)
Other income (expense), net	$(155,187)	$(17,301)
Net loss	$(2,426,196)	$(510,119)
Revenues. For the year ended December 31, 2016, and 2015, revenues were $0.
Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel, facilities, information technology, professional services and research and development. Professional services are comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.
Operating expenses increased by $1,778,191 during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase is primarily attributed to the following approximate net increases (decreases):

•
An increase of general and administrative expense of $450,777 due to acquisition fees resulting from the Merger, consulting fees related to business development, financial advisory services, investor relations and audit and legal fees related to public company filing requirements.

•
During the year ended December 31, 2016, and 2015, the Company incurred Research and Development ("R&D") expense of $328,347 and $0, respectively. R&D expenses consist primarily of expenses incurred by our subsidiary and third parties for the development of software to be sold and/or leased to the general public. During the prior comparable year the Company did not incur any such costs. We expense R&D costs for the development of software to be sold to the general public as incurred until such time that technological feasibility of our product has been established. Typically, technological feasibility of our products occurs at the time our products are brought to market.

•
During the year ended December 31, 2016, the Company reviewed intangible assets for impairment and recognized an impairment charge of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

•
During the year ended December 31, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652. During the prior comparable year the Company did not incur any such costs.

Other expenses: Other expense consists primarily of interest expense related to the Company's short term loan and the impact of foreign currency due to movement of the Ukrainian Hryvnia against the US dollar.

Interest expense - increased by $124,987 to $151,904 during the year ended December 31, 2016, as compared to $26,917 during the year ended December 31, 2015.
Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015:
	December 31, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$118,059	$389,791	$(271,732)
Current Liabilities	$1,408,546	$781,036	$627,510
Working Capital Deficit	$(1,290,487)	$(391,245)	$(899,242)
Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities, shareholder loans, and our short-term loan, to fund our operations. At December 31, 2016, we had working capital deficit of $1,290,487 and shareholders' deficit of $1,288,828. At December 31, 2015, we had working capital deficit of $391,245 and shareholders' equity of $618,078. Our consolidated cash balance at December 31, 2016, was $118,059, as compared to $389,791 at December 31, 2015.
 Summary Cash flows for the year ended December 31, 2016 and 2015:
	Year Ended
	December 31, 2016	December 31, 2015

Net cash used in operating activities	$(993,424)	$(454,649)
Net cash used in investing activities	$-	$(377,495)
Net cash provided by financing activities	$725,677	$1,190,846

Future Liquidity Needs:
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $3,336,831. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and entering into a short term loan facility. Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations

Subsequent to December 31, 2016, we sold 888,528 newly issued shares of common stock to four investors for an aggregate purchase price of $399,349. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act).
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
Recently issued accounting pronouncements
Reference is made to the "Recent Accounting Pronouncements" in Note 1 and Note 3 to our audited consolidated financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of December 31, 2016, and December 31, 2015, we had no off balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Satya Worldwide, Inc. (formerly Global Fantasy Sports Limited and Global Fantasy Sports, Inc.)
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of Satya Worldwide, Inc. (formerly Global Fantasy Sports Limited and Global Fantasy Sports, Inc.) and its subsidiary (collectively, the "Company") as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments to the 2015 financial statements to retrospectively apply the recapitalization as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express any opinion or any other form of assurance on the 2015 financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   MaloneBailey, LLP
       MaloneBaliley, LLP

www.malonebailey.com
Houston, Texas
May 23, 2018

REPORT OF INDEPENDENT REGISERTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders' of Global Fantasy Sports Limited and Global Sports, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to the recapitalization described in Note 1, the accompanying combined and consolidated balance sheet of Global Fantasy Sports Limited and Global Fantasy Sports, Inc. (the "Company") as of December 31, 2015, and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year then ended (the 2015 financial statements before the effects of the adjustments related to the recapitalization discussed in Note 1 are not presented herein).  The Company's management is responsible for these combined and consolidated financial statements.  Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, before the effects of the adjustments to retrospectively apply the change in accounting related to the recapitalization described in Note 1, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined and consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the combined and consolidated financial statements, the Company has recurring losses, and anticipates needing additional capital in order to execute its current business plan.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The combined and consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If the Company is unable to successfully raise additional capital to satisfy its obligations, there could be a material adverse effect on the Company.

We were not engaged to audit, review or apply any procedures to retrospectively apply the change in accounting related to the recapitalization described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been applied.  Those adjustments were audited by other auditors.

/s/  Friedman LLP
       Friedman LLP

East Hanover, New Jersey
May 16 2016

SATYA WORLDWIDE, INC. (formerly GLOBAL FANTASY SPORTS LIMITED AND GLOBAL FANTASY SPORTS, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$118,059	$389,791
Total current assets	118,059	389,791

Property and equipment, net	349	15,355
Other assets	1,310	3,376
Intangible assets	-	990,592

Total assets	$119,718	$1,399,114

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$86,613	$56,851
Short term note	-	724,185
Short term note - related party	1,321,148	-
Loan payable - related party	785	-
Total current liabilities	1,408,546	781,036

Total liabilities	1,408,546	781,036

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock par value $0.001: 20,000,000 authorized; no shares issued or outstanding as of December 31, 2016 and 2015	-	-
Common stock par value $0.0001: 280,000,000 shares authorized; 61,054,818 and 57,000,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	6,105	5,700
Additional paid in capital	2,025,151	1,507,350
Accumulated other comprehensive income	16,747	15,663
Accumulated deficit	(3,336,831)	(910,635)
Total stockholders' equity (deficit)	(1,288,828)	618,078

Total liabilities and stockholders' equity (deficit)	$119,718	$1,399,114

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC. (formerly GLOBAL FANTASY SPORTS LIMITED AND GLOBAL FANTASY SPORTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2016	2015

Revenue
Sales	$-	$-

Operating expenses
General and administrative	937,123	486,346
Research & development	328,347	-
Depreciation and amortization	295	6,472
Loss on abandonment of property and equipment	14,652	-
Loss on impairment of intangible assets	990,592	-
Total operating expenses	2,271,009	492,818

Net loss from operations	(2,271,009)	(492,818)

Other income (expense), net
Interest, net	(151,904)	(26,917)
Foreign currency exchange gain/(loss)	(3,283)	9,616

Total other income (expense), net	(155,187)	(17,301)

Net loss before income taxes	(2,426,196)	(510,119)

Provision for income taxes	-	-

Net loss	$(2,426,196)	$(510,119)

Other comprehensive income

Currency translation gain	1,084	2,179

Comprehensive loss	$(2,425,112)	$(507,940)

Net loss per common share, basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding, basic and diluted	59,139,654	32,794,630

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (formerly GLOBAL FANTASY SPORTS LIMITED AND GLOBAL FANTASY SPORTS, INC.)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2014	5,700	1	154	(400,516)	13,484	(386,877)

Debt conversion	56,993,730	5,699	1,506,196	-	-	1,511,895
Issuance of common stock	570	-	1,000	-	-	1,000
Foreign currency translation adjustments	-	-	-	-	2,179	2,179
Net loss	-	-	-	(510,119)	-	(510,119)

Balance, December 31, 2015	57,000,000	5,700	1,507,350	(910,635)	15,663	618,078

Recapitalization	3,000,000	300	(300)	-	-	-
Stock issued for cash	1,054,818	105	518,101	-	-	518,206
Foreign currency translation adjustments	-	-	-	-	1,084	1,084
Net loss	-	-	-	(2,426,196)	-	(2,426,196)

Balance, December 31, 2016	61,054,818	$6,105	$2,025,151	(3,336,831)	$16,747	$(1,288,828)

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC. (formerly GLOBAL FANTASY SPORTS LIMITED AND GLOBAL FANTASY SPORTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,426,196)	$(510,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295	6,472
Loss on impairment of intangible assets	990,592	-
Loss on abandonment of property and equipment	14,652	-
Direct payment of expenses through short term note - related party	338,940	-
Changes in operating assets and liabilities:
Other assets	1,876	(2,028)
Accounts payable and accrued expenses	86,417	51,026
Net cash used in operating activities	(993,424)	(454,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	-	(366,303)
Cash paid for property and equipment	-	(11,192)
Net cash used in investing activities	-	(377,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note	-	724,185
Proceeds from short term note - related party	206,686	-
Proceeds from shareholder loan	-	465,661
Proceeds from loan payable - related party	10,780	-
Repayment of loan payable - related party	(9,995)	-
Shares issued for cash	518,206	1,000
Net cash provided by financing activities	725,677	1,190,846

Effect of exchange rate changes on cash	(3,985)	2,848

Increase (decrease) in cash and cash equivalents	(271,732)	361,550
Cash and cash equivalents, beginning of year	389,791	28,241

Cash and cash equivalents, end of year	$118,059	$389,791

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$128,089	$-
Taxes	$-	$-

Non cash investing and financing activities:
Conversion of stockholder loan to equity	$-	$1,511,895

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC. AND SUBSIDIARIES
(formerly GLOBAL FANTASY SPORTS LIMITED AND GLOBAL FANTASY SPORTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Operations

Satya Worldwide, Inc. ("Satya," the "Company," "we," "us," "our"), is a Florida company incorporated on March 26, 2012. Satya is comprised of the parent company Satya Worldwide, Inc., wholly-owned subsidiaries, Global Fantasy Sports, Inc. ("GFSI"), and its wholly-owned subsidiary How Far Games, LLC ("HFG").

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

The GFSI Acquisition together with the earlier January 2016 purchase of 30,000,000 newly issued shares of the Company's common stock resulted in the former owners of Global Fantasy Sports, Inc. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2016 consolidated balance sheet presented for the Company.

Global Fantasy Sports, Inc. was incorporated on March 26, 2012 under the laws of the State of Florida for the sole purpose of acquiring certain intellectual property and a subsidiary of Global Fantasy Sports, Ltd., a foreign entity organized in Gibraltar under their laws. The principal activity of Global Fantasy Sports, Ltd. is the development of software relating to fantasy sports games and entertainment products. Under a sale agreement dated March 14, 2016, Global Fantasy Sports, Ltd. sold all its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost and the operations were consolidated as if the asset sale had occurred as of the beginning of the earliest period presented in our consolidated financial statements.
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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $3,336,831. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent to December 31, 2016, the Company sold 888,528 shares of common stock to 4 investors for proceeds of $399,349.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP.
Principles of Consolidation

The consolidated financial statements include the accounts of Satya Worldwide, Inc. and its subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

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

Concentration of Credit Risk

The Company maintains cash balances at several financial institutions located predominantly in the United States, as well as in Gibraltar and the Ukraine. The Company's policy is to maintain its cash with high credit quality institutions to limit loss exposure. Such deposits may, at times, exceed federally insured limits. Cash in foreign bank accounts is not insured. Uninsured balances in the aggregate were approximately $13,000 and $140,000 at December 31, 2016 and 2015, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Research and Development Costs

Research and development expenses include fees paid to outside consultants and contractors for the Company's research and development activities. The Company recognizes such costs as expense when they are incurred. Research and development expenses for the year ended December 31, 2016, and 2015 were $328,347 and $0, respectively.

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

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of these differences that have been included or excluded in the financial statements or tax returns.

The Company follows a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statements for the years ended December 31, 2016 and 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Recently Issued Accounting Pronouncements

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fullfil a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early Adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU 2014-15). The amendments in this update will explicitly require a company's management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. We adopted the provisions of ASU 2014-15 on January 1, 2017. Early application is permitted. The adoption of ASU 2015-14 did not materially impact our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. We adopted the provisions of ASU 2015-14 on January 1, 2017. The adoption of ASU 2015-14 did not materially impact our consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. ASU 2015-17 is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the provisions of ASU 2015-17 on January 1, 2017. The adoption of ASU 2015-17 did not materially impact our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-12 on January 1, 2017. The adoption of ASU 2016-02 did not materially impact our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, "Derivatives and Hedging" (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation" (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not materially impact our consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing" (topic 606). In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)" (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, "Revenue from Contracts with Customers". The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. We adopted the provisions of ASU 2016-10 on January 1, 2017. The adoption of ASU 2016-10 did not materially impact our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We adopted the provisions of ASU 2016-15 on January 1, 2017. The adoption of ASU 2016-15 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

Note 4.  Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31,	December 31,
	2016	2015

Cost:
Furniture & equipment	$2,744	$32,956
Accumulated depreciation	$(2,395)	$(17,601)
Property & equipment, net	$349	$15,355

Depreciation expense was $295 and $6,472 for the year ended December 31, 2016, and 2015, respectively.

During the year ended December 31, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652.

Note 5.  Intangible Assets

	December 31,	December 31,
	2016	2015

Capitalized software cost	$990,592	$990,592
Less: accumulated amortization	-	-
Less: impairment	(990,592)	-
	$-	$990,592

For the year ended December 31, 2016, the Company recorded an impairment charge against intangible assets of $990,592. The Company's intangible assets consisted of internally developed software relating to fantasy sports games. Prior to 2016, the Company developed several fantasy sports games for desktop and mobile applications for the US market. The development and launch of a portal to run the games was postponed indefinitely during the summer of 2016, due to the regulatory environment in the US related to fantasy sports. The Company shifted its focus and directed resources to partnering and developing games for the business to business market and the intangible assets were deemed to be impaired.

Note 6.  Short Term Loan – Related Party

In November 2015, GFSI entered into an agreement with a third-party funding provider. The facility limit is $1.2 million and was due on May 31, 2016. During 2016, the loan is considered related party because of the following: Nuvolari became a significant shareholder of the Company in January 2016.  The ownership of Nuvolari's stock later reverted to the CEO of the Company.  (See Note 1 and Note 8).  A director of the third party funding provider is a controlling shareholder of Nuvolari.   In June 2017, the Director of the third party lender resigned from his position at the funding provider. All drawdowns are subject to an initial fee of 2.5% and interest is charged monthly at the rate of 1%. During the year ended December 31, 2016, the company received proceeds of $206,686, operating expenses of the company in the amount of $338,940 were paid directly though the short term loan, fees related to the funding were $30,920, total interest accrued amounted to $148,506 and repayments of accrued interest and fees amounted to $128,089. The total outstanding balance on the loan as of December 31, 2016, and December 31, 2015 was $1,321,148 and $724,185, respectively, including accrued interest and fees. Prior to January 1, 2016, the short term loan was not considered a related party liability in the accompanying consolidated balance sheets. The loan is secured by all of the Company's intellectual property. The total outstanding balance on the loan as of the date of this filing was $1,448,732, including accrued interest and fees.
On June 30, 2016, the Company and the lender executed an Extension to Terms of Loan, Line of Credit Agreement Dated November 16, 2015, whereby extending the maturity date of the agreement from May 31, 2016, to June 30, 2017. All other terms and conditions of the agreement remained unchanged.
On November 19, 2017, the Company and the lender executed a second amendment, whereby at any time or from time to time, the lender may convert the loan, in whole or in part, into newly issued shares of the Company's common stock at a conversion price of $0.10 per share. All other terms and conditions of the agreement remained unchanged.
Note 7.  Loan Payable– Related Party
On August 19, 2016, a related party advanced $10,780 to the Company. The Company's CEO is the sole director and shareholder of the related party. The proceeds from the non-interest bearing advance were used for general operating expenses. The balance due on the advance as of the date of this filing was $785. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.
Note 8.  Stockholders' Deficit
Rescission of common stock
In December 2017, the transaction pursuant to which Nuvolari Limited became the recipient of 27,900,000 shares of our common stock was rescinded, and those shares were transferred back to a company controlled by our Chief Executive Officer, who is the control shareholder of the company.
Sale of common stock

During the year ended December 31, 2016, the Company entered into stock purchase agreements with nine investors providing for the purchase of an aggregate of 1,054,818 newly issued shares of the Company's common stock for an aggregate purchase price of $518,206.

Conversion of debt to common stock

During the year ended December 31, 2015, the Company issued an aggregate of 56,994,300 shares (as recast) of the Company's common stock for the settlement of related party loans in the aggregate amount of $1,511,895.

Note 9.  Related Party Transactions
During the year ended December 31, 2015, the Company received $465,661 funding from shareholders from subordinated convertible loans. These loans carried Nil interest charge and a stated repayment date of December 31, 2015. As of December 31, 2015 the loans were converted to common stock.
On March 14, 2016, Global Fantasy Sports, Ltd. sold all of its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of Global Fantasy Sports, Inc. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost. Costs incurred prior to January 1, 2016 are currently presented as a part of the consolidated entity since the transaction is accounted for as a transaction involving companies under common control. Ian Rosenblatt, our CEO and Chairman controlled Global Fantasy Sports Inc. and Global Fantasy Sports, Ltd. at the time of the asset sale. Below is a summary of the assets that were transferred at historical cost.

Intellectual property	$990,591
Property and equipment	$29,882
Other assets	$1,308

Note 10.  Income Taxes
Loss from operations before income taxes was allocated between the U.S. and foreign components for the years ended December 31, 2016 and 2015 as follows:
	For years ended December 31,
	2016	2015

United States	$(2,410,481)	$(198,322)
Foreign	$(15,715)	$(311,797)
	$(2,426,196)	$510,119
As of December 31, 2016 and 2015, the Company had foreign Net Operating Loss ("NOL") carry forwards of approximately $728,000 and $712,000 respectively, which have indefinite lives.  As of December 31, 2016 and 2015, the Company had U.S. Net Operating Loss ("NOL") carry forwards of approximately $2.7 million and $198,000, which will begin to expire beginning in 2036.  A deferred tax has been established for these NOL carry forward's but have been offset by a full valuation allowance. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company's U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined in the regulations.
Note 11.  Subsequent Events

Subsequent to December 31, 2016, the Company sold 786,255 shares of common stock to three investors for proceeds of $354,349

Subsequent to December 31, 2016, the Company sold 102,273 shares of common stock to a related party for proceeds of $45,000. The related party is the brother of a director of GFSI.
On November 19, 2017, the Company entered into a Note Purchase Agreement (the "Purchase Agreement") with an accredited investor (the "Investor"), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a promissory note (the "Note") in the aggregate principal amount of $50,000. The Note bears interest at the rate of 12% per annum and matures on February 28, 2018.
In January 2017, 1,000,000 newly issued shares of our common stock were issued to a consultant as per the terms of a consulting agreement entered into during January 2017.
In December 2017, the transaction pursuant to which Nuvolari Limited became the recipient of 27,900,000 shares of our common stock was rescinded, and those shares were transferred back to a company controlled by our Chief Executive Officer.

On April 13, 2018, the Company issued an unsecured promissory note in principal amount of £20,000GBP to an accredited investor through a private placement. The note bears interest at a rate of 1% per month and matures on June 30, 2018 unless the maturity date is extended in writing by the parties. The Company received proceeds from the note of $27,658.

As part of the transaction, the Company issued the investor 280,000 shares of the Company's common stock. The relative fair value of the common stock issued will be recorded as an original issue discount and will be accreted over the life of the note to interest expense.

On April 30, 2018, the Company issued an unsecured convertible promissory note in principal amount of £20,000GBP to an accredited investor through a private placement. The convertible note bears interest at a rate of 1% per month, is convertible at a price equal to $0.10 per share and matures on July 31, 2018 unless the maturity date is extended in writing by the parties. The conversion price will be adjusted for stock splits, stock dividends and the like. The Company received proceeds from the convertible note of $26,500.

As part of the transaction, the Company issued the investor 280,000 shares of the Company's common stock. The relative fair value of the common stock issued will be recorded as an original issue discount and will be accreted over the life of the convertible note to interest expense.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 15, 2016, we engaged Friedman, LLP, as our independent registered public accounting firm to replace MaloneBailey, LLP ("MaloneBailey") who was terminated on the same day. MaloneBailey became our independent registered public accounting firm in 2014.

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

On December 21, 2016, we engaged MaloneBailey, LLP ("MaloneBailey") as our independent registered public accounting firm to replace Friedman, LLP ("Friedman") who resigned as our independent registered public accounting. Friedman became the Company's independent registered public accounting firm on July 15, 2016.

During the two most recent fiscal years, there were (i) no disagreements between us and Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Friedman would have caused Friedman to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2016, management completed an effective assessment of the Company's internal controls over financial reporting based upon the 2013 Committee on Sponsoring Organizations (COSO) framework. Management has concluded that during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2016.

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

i .	any Federal or State securities or commodities law or regulation; or

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2016, to our knowledge, all Section 16(a) forms required to be filed with the SEC have been filed.

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Named Executive Officers during the years ended December 31, 2016 and December 31, 2015 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Ian Rosenblatt (1)	CEO	2016	-	-	-	-	-	-	-

Andrea Kowalski (2)	CEO	2015	4,000	-	-	-	-	-	4,000

___________

(1)	Ian Rosenblatt was appointed as chief executive officer on December 31, 2015.

(2)	Also, Andrea Kowalski resigned as an officer and director on December 31, 2015.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company's directors during the years ended December 31, 2016 and December 31, 2015 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ian Rosenblatt(1)	2016	-	-	-	-	-	-	-

Andrea Kowalski(2)	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-
____________

(1)    On January 6, 2016 Ian Rosenblatt was appointed as a director to fill a vacancies on the Board of Directors.

(2)    On January 6, 2016, Andrea Kowalski resigned as a director.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

 Pension Benefits

No executive officers received or held pension benefits during the years ended December 31, 2016 and December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the years ended December 31, 2016 and December 31, 2015 for services to the Company.

 Grants of Plan-Based Awards

During the years ended December 31, 2016 and December 31, 2015, we have not granted any plan-based awards to our executive officers.

 Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2016 or December 31, 2015. No equity awards were made during the years ended December 31, 2016 and December 31, 2015.

 Option Exercises and Stock Vested

During the years ended December 31, 2016 and December 31, 2015, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2016 and December 31, 2015, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock on May 23, 2018 based on 63,503,346 issued and outstanding shares of common stock, by:

●     each person or group known to us to beneficially own 5% or more of our common stock;
●     each of our directors;
●     each of our named executive officers; and
●     all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Unless otherwise indicated below, each entity or person listed below maintains an address at 420 Lexington Avenue; Suite 2320, New York, NY 10170..

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after January 1, 2018, through the exercise of any stock option, warrant or other right.

Beneficial owner	Number of shares beneficially owned	Percentage of Shares Outstanding

Executive Officers and Directors

Ian Rosenblatt (1)	52,800,009	83.1%

All directors and executive officers as a group (1 person)	52,800,009	83.1%

5% Stockholders

Global Fantasy Sports, Ltd. (2)	26,999,807	42.5%
______________

(1)  Represents shares beneficially owned by Mr. Rosenblatt including beneficial ownership of 26,999,807 shares owned by Global Fantasy Sports, Ltd.

(2)  Includes shares by Mr. Rosenblatt

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2016 and December 31, 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees	$58,000	$60,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$58,000	$60,000

PART IV

Item 15. Exhibits.

Please see Exhibit List set forth below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of May, 2018.

SATYA WORLDWIDE, INC.

By:  /s/  Ian Rosenblatt
               Ian Rosenblatt
               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Rosenblatt Ian Rosenblatt	Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), Director	May 23, 2018

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws, as amended*

4.1	Specimen preferred stock certificate*

4.2	Specimen common stock certificate*

10.1	Subscription Agreement for Series A Convertible Preferred Stock **

10.2	Amended and Restated Share Exchange and Reorganization Agreement dated as of May 26, 2016***

21.1	List of Subsidiaries****

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Included as an Exhibit to our Registration Statement on Form S-1 filed on May 1, 2014
**	Included as an Exhibit to our Registration Statement on Form S-1/Amendment No. 1 filed on June 17, 2014
***	Included as an Exhibit to our report on Form 8-K filed on June 6, 2016
****	File herewith