Form 10-K
period 2017-12-31
SATYA WORLDWIDE, INC.
filed 2018-10-01
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates was $2,662,590, based on the price of $0.55 per share of Common Stock on August 31, 2018.  Shares of Common Stock known by the registrant to be beneficially owned as of June 30, 2017 by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At September 24, 2018 there were 78,838,546 shares of the registrant's Common Stock issued and outstanding.

Satya Worldwide, Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2017

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
Acquisition of Global Fantasy Sports, Inc.

On May 26, 2016, (the "Closing Date") the Company and GFSI, a privately held company, entered into an Amended and Restated Stock Purchase and Reorganization Agreement (the "Acquisition Agreement"). Under the terms of the GFSI Acquisition Agreement, the then-existing stockholders of GFSI exchanged all of their shares of common stock of GFSI for newly issued common shares of the Company (the "Share Exchange") for a total of 27,000,000 newly issued shares of the Company's common stock. Global Fantasy Sports, Inc. incurred $327,000 of acquisition costs with respect to the Acquisition Agreement.

The GFSI Acquisition together with the earlier January 2016 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of GFSI owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of GFSI and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2016 consolidated balance sheets presented for the Company.

GFSI was incorporated on March 26, 2012 under the laws of the State of Florida for the sole purpose of acquiring certain intellectual property and a subsidiary of Global Fantasy Sports, Ltd., a Gibraltar corporation. The principal activity of Global Fantasy Sports, Ltd. was the development of software relating to fantasy sports games and entertainment products. Under a sale agreement dated March 14, 2016, Global Fantasy Sports, Ltd. sold all its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC to Global Fantasy Sports Inc. in exchange for 14,000,000 shares of GFSI. The assets and liabilities transferred to GFSI. relate to interests under common control and were recorded at historical cost and the operations were consolidated as if the asset sale had occurred as of the beginning of the earliest period presented in our consolidated financial statements.
As a result of the foregoing transactions the principal current activity of the Company is the development of software relating to fantasy sports games and entertainment products with the intention to commercialize the games as soon as reasonably practicable. Satya, GFSI, and HFG are hereafter collectively referred to as "the Company," "we," "us," "our."
The Company's office is located at 420 Lexington Avenue; Suite 2320, New York, NY 10170.
Formation of Subsidiaries
On November 2, 2016, the Company formed Global Fantasy Sports (Gibraltar) Limited ("GFSL"), a wholly-owned foreign subsidiary organized in Gibraltar. GFSL was formed to undertake future business to business ("B2B") opportunities.

Our Business

We are a Business to Business (B2B) developer of sports entertainment and fan-centric, second-screen games and experiences comprising both social and fully legally compliant gaming models. We were originally formed to enter into the daily fantasy sports market in the United States. However, in 2016, after reviewing the regulatory and legislative issues arising over daily fantasy sports in the United States, we pivoted our business to being a business-to-business-oriented software development company supplying sports entertainment and fan-centric, second-screen games and experiences to businesses who offer social gaming experiences to end users.

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
In March 2017, we signed a four-year joint venture agreement with Beijing Lianzhong in China, a wholly owned subsidiary of OurGame International Holdings Limited ("OurGame") to launch a Fantasy Soccer Game in China. OurGame is listed on The Stock Exchange of Hong Kong Limited under stock code 06899.  It is the pioneer of online board and card games in China and was one of the first companies to have a dedicated online card and board game business. OurGame offered 200 online games and served more than 100 million customers. Their chosen partners for the launch of the GSEG Soccer games are Irena World, listed on the China stock exchange. Irena World owns the CSL Football stadiums and controls all the advertising, venue operations, match services, and franchising of sports events throughout China. Irena have over 4 million ticker buyers for China's most popular sporting event. The games have been integrated into their platform.  On August 15, 2018, OurGame announced a corporate restructuring and divestiture of certain assets as they relate to the Beijing Lianzhong subsidiary. We are waiting the outcome of the reorganization and will assess our options once completed at a future date.
Competition

Competition in the US daily fantasy sports market is fierce. Two companies, FanDuel and DraftKings dominate the market, holding an approximately 90+% of the daily fantasy sports marketplace. In addition, they have raised a combined total of over $1 billion in financing and spent large portions of that money on traditional mass media advertising such as television and professional team sponsorships. However, despite holding almost the entire daily fantasy sports marketplace between them, they hold less than 5% of the total fantasy sports market when you factor in 41 million traditional season long participants. We intend on competing with these larger companies by offering products that cater to a wider audience than current daily fantasy sports offerings, offers greater transparency and fairness but above all, delivers true fan engagement through tradition, history and the identity of the sport.

Marketing

Through various partnerships and joint ventures, we intend on serving the traditional sports fan markets as well as aiming to capture the new generations of sports fans by embracing new social media dynamics, understanding how Millennials consume their favorite sports and how to truly engage with them.

Revenue Sources

As a B2B game supplier, we will seek to generate revenue through licensing fees and negotiated revenue splits with it our licensees.

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

Employees

As of August 31, 2018, we employed three full-time employees. In addition, our Ukrainian subsidiary has 12 full time employees.  None of our employees are currently represented by a trade union, and we consider our relations with our employees to be good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately office space on a month-to-month basis for our headquarters, which are located at 420 Lexington Avenue; Suite 2320, New York, NY 10170. We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During the 2017 and 2016 calendar years, our Common Stock was quoted for trading on the OTC Marketplace under the symbol "STYA" and is currently trading under the symbol "GSEG".

The following table shows, for each quarter of the 2017 and 2016 calendar years, the range of reported high and low bid quotations of our Common Stock as reported by the OTC Market. The quotations from the OTC Market reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low

2017:
Fourth quarter, ended December 31, 2017	$0.55	$0.15
Third quarter, ended September 30, 2017	0.55	0.55
Second quarter ended June 30, 2017	0.55	0.55
First quarter ended March 31, 2017	0.55	0.55

2016:
Fourth quarter, ended December 31, 2016	$0.55	$0.50
Third quarter, ended September 30, 2016	0.50	0.30
Second quarter ended June 30, 2016	0.40	0.12
First quarter ended March 31, 2016	0.25	0.25

Holders of Record

As of December 31, 2017 and December 31, 2016, respectively, there were 26 and 33 shareholders of record of the Company's common stock, respectively.

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

The GFSI Acquisition together with the earlier January 2016 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of Global Fantasy Sports, Inc. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2016 consolidated balance sheets presented for the Company.

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

The Company's offices is at 420 Lexington Avenue; Suite 2320, New York NY 10170.
Formation of Subsidiaries
On November 2, 2016, the Company formed Global Fantasy Sports (Gibraltar) Limited ("GFSL"), a wholly-owned foreign subsidiary organized under Gibraltar law. GFSL was formed to undertake future business to business ("B2B") opportunities.
Results of Operations for the Year Ended December 31, 2017, and 2016
The following table sets forth the summary income statement for the year ended December 30, 2017 and 2016:
For the Year Ended
	December 31, 2017	December 31, 2016

Revenues	$-	$–
Operating expenses	$(940,694)	$(2,271,009)
Other income (expense), net	$(407,469)	$(155,187
Net loss	$(1,348,163)	$(2,426,196)

Revenues. For the year ended December 31, 2017, and 2016, revenues were no revenues.
Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel, facilities, information technology, professional services and research and development. Professional services are comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.
Operating expenses decreased by $1,333,315 during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase is primarily attributed to the following approximate net increases (decreases):

•
A decrease of general and administrative expense of $192,378 due to acquisition fees resulting from the Merger in 2016, consulting fees related to business development, financial advisory services, investor relations and audit and legal fees related to public company filing requirements.

•
During the year ended December 31, 2017, and 2016, the Company incurred Research and Development ("R&D") expense of $194,789 and $328,347, respectively. R&D expenses consist primarily of payments to our subsidiary and third parties for the development of software to be sold and/or leased to the general public. During the prior comparable year the Company did not incur any such costs. We expense R&D costs for the development of software to be sold to the general public as incurred until such time that technological feasibility of our product has been established. Typically, technological feasibility of our products occurs at the time our products are brought to market.

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

•
During the year ended December 31, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652. During the 2017 comparable year the Company did not incur any such costs.

Other expenses: Other expense consists primarily of interest expense related to the Company's short term loan and the impact of foreign currency due to movement of the Ukrainian Hryvnia against the US dollar.

Interest expense - decreased by $3,997 to $147,907 during the year ended December 31, 2017, as compared to $151,904 during the year ended December 31, 2016.
Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to December 31, 2016:
	December 31, 2017	December 31, 2016	Increase/ (Decrease)

Current Assets	$13,512	$118,059	$(104,547)
Current Liabilities	$691,926	$1,408,546	$(716,620)
Working Capital Deficit	$(678,414)	$(1,290,487)	$612,073

Since our inception, we have incurred significant operating and net losses. We have relied primarily on the sale of our equity securities, shareholder loans, and our short-term loan, to fund our operations. At December 31, 2017, we had working capital deficit of $678,414 and shareholders' deficit of $674,516. At December 31, 2016, we had working capital deficit of $1,290,487 and shareholders' deficit of $1,288,828. Our consolidated cash balance at December 31, 2017, was $13,512, as compared to $118,059 at December 31, 2016.
 Summary Cash flows for the year ended December 31, 2017 and 2016:
	Year Ended
	December 31, 2017	December 31, 2016

Net cash used in operating activities	$(548,766)	$(993,424)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$449,325	$725,677

Future Liquidity Needs:
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $4,684,994. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations

During the year ended December 31, 2017, the Company sold 888,528 newly issued shares of common stock to four investors for total proceeds of $399,325.  The shares are yet to be issued to the investors.
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
Off Balance Sheet Arrangements
As of December 31, 2017, and December 31, 2016, we had no off balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Satya Worldwide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Satya Worldwide, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/   MaloneBailey, LLP
       MaloneBailey, LLP

www.malonebailey.com
We have served as the Company's auditor since 2016.
Houston, Texas
October 1, 2018

SATYA WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$13,512	$118,059
Total current assets	13,512	118,059

Property and equipment, net	1,998	349
Other assets	1,900	1,310

Total assets	$17,410	$119,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$341,618	$86,613
Short term note, net of discount of $1,183,645 and $0, respectively	265,087	1,321,148
Loan payable	50,700
Loan payable - related party	785	785
Deferred revenue	33,736	-
Total current liabilities	691,926	1,408,546

Total liabilities	691,926	1,408,546

Commitments and contingencies

Stockholders' equity
Preferred stock par value $0.001: 20,000,000 authorized; no shares issued or outstanding as of December 31, 2017 and 2016	-	-
Common stock par value $0.0001: 280,000,000 shares authorized; 62,693,346 and 61,054,818 shares issued and outstanding as of December 31, 2017 and 2016, respectively	6,269	6,105
Additional paid in capital	3,985,544	2,025,151
Accumulated other comprehensive income	18,665	16,747
Accumulated deficit	(4,684,994)	(3,336,831)
Total stockholders' deficit	(674,516)	(1,288,828)

Total liabilities and stockholders' deficit	$17,410	$119,718

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016

Revenue
Sales	$-	$-

Operating expenses
General and administrative	744,745	937,123
Research & development	194,789	328,347
Depreciation and amortization	1,160	295
Loss on abandonment of property and equipment	-	14,652
Loss on impairment of intangible assets	-	990,592
Total operating expenses	940,694	2,271,009

Net loss from operations	(940,694)	(2,271,009)

Other income (expense), net
Interest, net	(412,994)	(151,904)
Foreign currency exchange gain/(loss)	5,525	(3,283)

Total other income (expense), net	(407,469)	(155,187)

Net loss before income taxes	(1,348,163)	(2,426,196)

Provision for income taxes	-	-

Net loss	$(1,348,163)	$(2,426,196)

Other comprehensive income

Currency translation loss	1,918	1,084

Comprehensive loss	$(1,346,245)	$(2,425,112)

Net loss per common share, basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding, basic and diluted	62,486,857	59,139,654

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common stock		Paid in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2015	57,000,000	$5,700	$1,507,350	(910,635)	$15,663	$618,078

Recapitalization	3,000,000	300	(300)			-
Stock issued for cash	1,054,818	105	518,101			518,206
Foreign currency translation adjustments					1,084	1,084
Net loss				(2,426,196)		(2,426,196)

Balance, December 31, 2016	61,054,818	6,105	2,025,151	(3,336,831)	16,747	(1,288,828)

Stock issued for cash	888,528	89	399,236			399,325
Beneficial conversion feature			1,448,732			1,448,732
Stock issued for services	750,000	75	112,425			112,500
Foreign currency translation adjustments					1,918	1,918
Net loss				(1,348,163)		(1,348,163)

Balance, December 31, 2017	62,693,346	$6,269	$3,985,544	(4,684,994)	$18,665	$(674,516)

See the accompanying notes to these consolidated financial statements

SATYA WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,348,163)	$(2,426,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,160	295
Loss on impairment of intangible assets	-	990,592
Loss on abandonment of property and equipment	-	14,652
Amortization of debt discount	265,087	-
Direct payment of expenses through short term note - related party	31,286	338,940
Stock issued for services	112,500	-
Changes in operating assets and liabilities:
Other assets	(565)	1,876
Accounts payable and accrued expenses	356,193	86,417
Deferred revenue	33,736	-
Net cash used in operating activities	(548,766)	(993,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note - related party	-	206,686
Proceeds from loan payable - related party	-	10,780
Repayment of loan payable - related party	-	(9,995)
Shares issued for cash	399,325	518,206
Proceeds from loan payable	50,000	-
Net cash provided by financing activities	449,325	725,677

Effect of exchange rate changes on cash	(5,106)	(3,985)

Decrease in cash and cash equivalents	(104,547)	(271,732)
Cash and cash equivalents, beginning of year	118,059	389,791

Cash and cash equivalents, end of year	$13,512	$118,059

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$(109,379)	$128,089
Taxes	$-	$-

Non cash investing and financing activities:
Debt discount - beneficial conversion feature	$1,448,732	$-

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

The GFSI Acquisition together with the earlier January 2016 purchase of 30,000,000 newly issues shares of the Company's common stock resulted in the former owners of Global Fantasy Sports, Inc. owning approximately 95.0% of Satya Worldwide, Inc.'s common stock as of the closing date. The GFSI Acquisition has been treated as a reverse merger and recapitalization of GFSI for financial accounting purposes and the Company will continue the existing business operations of GFSI as a wholly-owned subsidiary. The historical financial statements presented in these financial statements are those of Global Fantasy Sports, Inc. and Global Fantasy Sports, Ltd., both of which were under common control prior to the asset sale disclosed below, and of the consolidated entities from the date of GFSI Acquisition forward. As a result of this transaction, the equity sections of Global Fantasy Sports, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2016 consolidated balance sheets presented for the Company.

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
The Company's office is located at 420 Lexington Avenue; Suite 2320, New York, NY 10170
Formation of Subsidiaries
On November 2, 2016, the Company formed Global Fantasy Sports (Gibraltar) Limited ("GFSL."), a wholly-owned foreign subsidiary organized in Gibraltar. GFSL was formed to undertake future business to business ("B2B") opportunities.

Note 2.  Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had incurred significant operating losses since inception and continues to generate losses from operations and has an accumulated deficit of $4,684,994. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's Plan to Continue as a Going Concern

Our ability to continue as a going concern is dependent upon our ability to generate profitable business operations in the future and/or obtaining the necessary financing to meet our obligations and repay our accrued liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock and entering into a short-term loan facility. Management's plan to continue as a going concern is based on us obtaining additional capital resources through the sale of our securities and/or loans on an as needed basis. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually attaining profitable operations.

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

During the year ended December 31, 2017, the Company sold 888,528 newly shares of common stock to four investors for total proceeds of $399,325.

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

Concentration of Credit Risk

The Company maintains cash balances at several financial institutions located predominantly in the United States, as well as in Gibraltar and the Ukraine. The Company's policy is to maintain its cash with high credit quality institutions to limit loss exposure. Such deposits may, at times, exceed federally insured limits. Cash in foreign bank accounts is not insured. Uninsured balances in the aggregate were approximately $400 and $13,000 at December 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Research and Development Costs

Research and development expenses include fees paid to outside consultants and contractors for the Company's research and development activities. The Company recognizes such costs as expense when they are incurred. Research and development expenses for the year ended December 31, 2017, and 2016 were $194,789 and $328,347, respectively.

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

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2017 and 2016.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statements for the years ended December 31, 2017 and 2016. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue when there is persuasive evidence of an arrangement, services have been performed, the sales price is fixed or determinable and collectability is reasonably assured. Income that relates to the licensing of technologies or technological expertise is recognized in profit or loss as of the effective date of the respective agreement if all rights relating to the technologies and all obligations resulting from them have been transferred under the contract terms. However, if rights to the technologies continue to exist or obligations resulting from them have yet to be fulfilled, the payments received are deferred accordingly

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, "Compensation – Stock Compensation' ("ASC 718") which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, "Equity – Equity Based Payments to Non-Employees" ("ASC 505-50"), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Beneficial conversion feature

The Company accounts for convertible notes payable in accordance with guidelines established by the FASB ASC Topic 470-20, "Debt with Conversion and Other Options". The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued. The beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The beneficial conversion feature of a convertible note is measured by first allocating a portion of the note's proceeds to any warrants, if applicable, as a discount on the carrying amount of the convertible on a relative fair value basis. The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company's common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to accretion of debt discount on the Company's consolidated statement of operations and comprehensive loss.

Related Parties

 Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 – Leases (Topic 842), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective retrospectively for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance in ASU 2016-02 supersedes Topic 840, Leases. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on our Consolidated Financial Statements.

Note 4.  Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31,	December 31,
Cost:	2017	2016

Furniture & equipment	$5,293	$2,744
Accumulated depreciation	$(3,295)	$(2,395)
Property & equipment, net	$1,998	$349

Depreciation expense was $1,160 and $295 for the year ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company abandoned property and equipment and recognized a loss on abandonment charge of $14,652.

Note 5.  Intangible Assets

	December 31,	December 31,
	2017	2016

Capitalized software cost	$-	$990,592
Less: accumulated amortization	-	-
Less: impairment	-	(990,592)
	$-	$-

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

Note 6.  Short Term Loan

In November 2015, GFSI entered into a Line of Credit Agreement with a third-party funding provider for a loan facility. The facility limit is $1.2 million and was due on May 31, 2016. All drawdowns were subject to an initial fee of 2.5% and interest is charged monthly at the rate of 1%.

During the year ended December 31, 2016, the company received proceeds of $206,686, operating expenses of the company in the amount of $338,940 were paid directly though the short term loan, fees related to the funding were $30,920, total interest accrued amounted to $148,506 and repayments of accrued interest and fees amounted to $128,089. The total outstanding balance on the loan as of December 31, 2016, and December 31, 2015 was $1,321,148 and $724,185, respectively, including accrued interest and fees. Prior to January 1, 2016, the short term loan was not considered a related party liability in the accompanying consolidated balance sheets. The loan is secured by all of the Company's intellectual property.During the year ended December 31, 2017, operating expenses of the Company in the amount of $31,286 were paid directly though the short term loan, fees related to the funding were $8,000, total interest accrued amounted to $147,207 and repayments of accrued interest and fees amounted to $50,909. The total outstanding balance on the loan as of December 31, 2017, and December 31, 2016 was $1,448,732 and $1,321,148, respectively, including accrued interest and fees. The lender was considered as related party during 2016 (see the Company's Form 10 filing for the year ended December 31, 2016) but was not deemed a related party for calender year 2017.  The loan is secured by all of the Company's intellectual property. As of date of this filing, there was no remaining amounts available under the loan facility.
On June 30, 2016, the Company and the loan facility lender executed an Extension to Terms of Loan, Line of Credit Agreement Dated November 16, 2016, whereby extending the maturity date of the agreement from May 31, 2016, to June 30, 2017. All other terms and conditions of the Line of Credit Agreement remained unchanged. In November 2017, the Company amended the loan to allow for conversion of the debt into shares of the Company's common stock, at the Lender's option, at  a conversion price of $0.10 per share. The sum of $1,448,732 was recognized by the Company as BCF (beneficial conversion feature). In addition, the Company recognized amortization expense in the amount of $265,087 and debt discount as of December 31, 2017 in the amount of $1,183,645.
Also in November 2017, the Company received a notice of conversion from the lender for $600,000 of loan principal into 6,000,000 shares of the Company's common stock at the conversion price of $0.10. As of December 31, 2017, the Company had yet to enact such conversion.
On November 19, 2017, the company entered into a promissory note with a third party. The promissory note was for the amount of $50,000 and accrues 1% interest per month and is due on February 28, 2018. As of December 31, 2017, the note has accrued $700 in interest.
Note 7.  Loan Payable– Related Party
On August 19, 2016, a related party advanced the amount of $10,780 to the Company. The Company's CEO is the sole director and shareholder of the related party. The proceeds from the non-interest bearing advance were used for general operating expenses. The balance due on the advance as of the date of this filing was $785. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.
Note 8.  Stockholders' Deficit

Sale of common stock

During the year ended December 31, 2016, the Company entered into stock purchase agreements with nine investors providing for the purchase of an aggregate of 1,054,818 newly issued shares of the Company's common stock for an aggregate purchase price of $518,206.

During the year ended December 31, 2017, the Company entered into stock purchase agreements with four investors providing for the issuance and sale of an aggregate of 888,528 newly issued shares of the Company's common stock for an aggregate purchase price of $399,325. As of December 31, 2017, the Company had yet to issue such shares.

Common stock issued for services

During the year ended December 31, 2017, the Company agreed to issue 750,000 shares of the Company's common stock to employees for services. In connection which such shares, stock based compensation of $112,500 was recorded.  These shares are yet to be issued by the Company.

Note 9.  Related Party Transactions

On March 14, 2016, Global Fantasy Sports, Ltd., a related party, sold all of its rights to its intellectual property relating to its fantasy games software and its ownership of How Far Games LLC, a related party, to Global Fantasy Sports Inc. in exchange for 14,000,000 newly shares of Global Fantasy Sports, Inc. In May 2016, Global Fantasy Sports, Inc. became our wholly-owned subsidiary. The assets and liabilities transferred to Global Fantasy Sports, Inc. relate to interests under common control and were recorded at historical cost. Ian Rosenblatt, our CEO and Chairman controlled Global Fantasy Sports Inc. and Global Fantasy Sports, Ltd. at the time of the asset sale. Below is a summary of the assets that were transferred at historical cost.

Intellectual property	$990,591
Property and equipment	$29,882
Other assets	$1,308

Note 10.  Income Taxes
Loss from operations before income taxes was allocated between the U.S. and foreign components for the years ended December 31, 2017 and 2016 as follows:
	For years ended December 31,
	2017	2016

United States	$(1.333,277)	$(2,410,481)
Foreign	$(14,886)	$(15,715)
	$(1.348,163)	$(2,426,196)

As of December 31, 2017 and 2016, the Company had foreign Net Operating Loss ("NOL") carry forwards of approximately $743,000 and $728,000 respectively, which have indefinite lives.  As of December 31, 2017 and 2016, the Company had U.S. Net Operating Loss ("NOL") carry forwards of approximately $3.9 million and $2.7 million, which will begin to expire beginning in 2036.  A deferred tax has been established for these NOL carry forward's but have been offset by a full valuation allowance. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company's U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined in the regulations.
Note 11.  Subsequent Events
In November 2017, the lender of our Line of Credit Facility provided the Company with a notice of conversion to convert $600,000 of the principal amount of the loan into 6,000,000 newly issued shares of the Company's common stock at a conversion price of $0.10. As the shares were not issued by the Company as of December 31, 2017 and the date of this Report on Form 10-K, the conversion has not been recognized and the debt has not been reduced.

On April 13, 2018, the Company issued a Promissory Note (the "Note') in principal amount of £20,000 GBP to an accredited investor in a private placement. The Note bears interest at a rate of 1% per month and matures on June 30, 2018 unless the maturity date is extended in writing by the parties. The Company received proceeds from the Note of $27,658.  The Note as of the date of this Report on Form 10-K has not been repaid.  As part of the transaction, the Company agreed to issue to the investor 280,000 newly issued shares of the Company's common stock. The relative fair value of the common stock issued will be recorded as an original issue discount and will be accreted over the life of the note to interest expense. As of December 31, 2017 and the date of this Report on Form 10-K, the Company had yet to issue such shares.

On April 30, 2018, the Company issued a convertible Promissory Note (the "Note") in principal amount of £20,000 GBP to an accredited investor in a private placement. The convertible note bears interest at a rate of 1% per month, is convertible at a price equal to $0.10 per share and matures on July 31, 2018 unless the maturity date is extended in writing by the parties. The conversion price will be adjusted for stock splits, stock dividends and the like. The Company received proceeds from the Note of $26,500. The Note as of the date of this Report on Form 10-K has not been repaid.

As part of the transaction, the Company also agreed to issue the lender a total of 280,000 shares of the Company's common stock. The relative fair value of the common stock issued will be recorded as an original issue discount and will be accreted over the life of the convertible note to interest expense. As of December 31, 2017 and the date of this Report on Form 10-K, the Company had yet to issue such shares.

In July 2018, the lender of our Line of Credit Facility provided the Company with a notice of conversion to convert the remaining balance $899,432 into 8,994,320 shares of the Company's common stock with a conversion price of $0.10.  As the shares have not been issued as of the date of this Report on Form 10-K, the conversion has not been recognized and the debt has not been reduced.

On June 11, 2018, the Company issued a Promissory Note (the "Note') in principal amount of £15,000 GBP to an accredited investor in a private placement. The Note bears interest at a rate of 1% per month and matures on September 30, 2018 unless the maturity date is extended in writing by the parties. The Company received proceeds from the note of $19,875. As part of the transaction, the Company agreed to issue to the investor 200,280 newly issued shares of the Company's common stock. As of December 31, 2017 and the date of this Report on Form 10-K, the Company had yet to issue such shares. The relative fair value of the common stock issued will be recorded as an original issue discount and will be accreted over the life of the note to interest expense.

On June 30, 2018, the Company issued a Promissory Note (the "Note') in principal amount of £20,000 GBP to an accredited investor in a private placement. The Note bears interest at a rate of 1% per month and matures on June 30, 2018 unless the maturity date is extended in writing by the parties. The Company received proceeds from the note of $26,500. As part of the transaction, the Company agreed to issue to the investor 390,600 newly issued shares of the Company's common stock. As of December 31, 2017 and the date of this Report on Form 10-K, the Company had yet to issue such shares. The relative fair value of the common stock issued will be recorded as an original issue discount and will be accreted over the life of the note to interest expense.

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

As of December 31, 2017, management has not completed an effective assessment of the Company's internal controls over financial reporting based upon the 2013 Committee on Sponsoring Organizations (COSO) framework. Management has concluded that during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2017.

Directors and Executive Officers

Name	Age	Position

Ian Rosenblatt	66	Chief Executive Officer, President, Chief Financial Officer and Director

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2017, to our knowledge, all Section 16(a) forms required to be filed with the SEC have not yet been filed.

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's Named Executive Officers during the years ended December 31, 2017 and December 31, 2016 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Ian Rosenblatt (1)	CEO	2017	-	-	-	-	-	-	-
		2016	-	-	-	-	-	-	-
___________

(1)	Ian Rosenblatt was appointed as chief executive officer on December 31, 2015.

Compensation of Directors

 The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company's directors during the years ended December 31, 2017 and December 31, 2016 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ian Rosenblatt(1)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-

Andrea Kowalski(2)	2016	-	-	-	-	-	-	-
____________

(1)    On January 6, 2016 Ian Rosenblatt was appointed as a director to fill a vacancy on the Board of Directors.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the years ended December 31, 2017 and December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the years ended December 31, 2017 and December 31, 2016 for services to the Company.

Grants of Plan-Based Awards

During the years ended December 31, 2017 and December 31, 2016, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2017 or December 31, 2016. No equity awards were made during the years ended December 31, 2017 and December 31, 2016.

Option Exercises and Stock Vested

During the years ended December 31, 2017 and December 31, 2016, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2017 and December 31, 2016, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock on August 31, 2018 based on 78,727,666 and outstanding shares of common stock, by:● each person or group known to us to beneficially own 5% or more of our common stock;

•      each of our directors and director nominees;
•      each of our named executive officers; and
•      all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Unless otherwise indicated below, each entity or person listed below maintains an address of 420 Lexington Avenue, Suite 2320, New York, NY 10170.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 31, 2018, through the exercise of any stock option, warrant or other right.
Beneficial owner	Number of shares beneficially owned	Percentage of Shares Outstanding

Ian Rosenblatt (1)	54,150,000	68.8%

All directors and executive officers as a group (1 person)	54,150,000	68.8%

5% Stockholders

Global Fantasy Sports, Ltd. (2)	26,999,807	34.3%

Trilindist Limited (3)	14,994,432	19.90%
______________
* Less than 1 percent.
(1)  Represents shares owned by Ian Rosenblatt and shares owned by Global Fantasy Sports, Ltd. and beneficially owned by Mr. Rosenblatt.
(2)  Includes shares beneficially owned by Mr. Rosenblatt
(3)  Represents shares that the Company is obligated to issue pursuant to a notice of conversion of a Line of Credit Facility that has been received by the Company.

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

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Satya Worldwide, Inc., 420 Lexington Avenue; Suite 2320, New York, NY 10170, or by telephone at (786) 259-0024.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2017 and December 31, 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$37,000	$58,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$37,000	$58,000

PART IV

Item 15. Exhibits.

Please see Exhibit List set forth below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of  October, 2018.

SATYA WORLDWIDE, INC.

By: /s/   Ian Rosenblatt
              Ian Rosenblatt
              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Rosenblatt Ian Rosenblatt	Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), Director	October 1, 2018

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws, as currently*

4.1	Specimen preferred stock certificate*

4.2	Specimen common stock certificate*

10.1	Subscription Agreement for Series A Convertible Preferred Stock **

10.2	Amended and Restated Share Exchange and Reorganization Agreement***

21.1	List of Subsidiaries ****

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

*	Included as an Exhibit to our Registration Statement on Form S-1 filed on May 1, 2014
**	Included as an Exhibit to our Registration Statement on Form S-1/Amendment No. 1 filed on June 17, 2014
***	Included as an Exhibit to our report on Form 8-K filed on June 6, 2016
****	Filed herewith