Form 10-K/A
period 2017-12-31
SATYA WORLDWIDE, INC.
filed 2018-10-04
CIK 1606069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

Satya Worldwide, Inc. is filing this Amendment (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10- K"), filed with the Securities and Exchange Commission ("SEC") on October 1, 2018, for the sole purpose of adding Exhibit 101.
No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of  October, 2018.

SATYA WORLDWIDE, INC.

By: /s/   Ian Rosenblatt
              Ian Rosenblatt
              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Rosenblatt Ian Rosenblatt	Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), Director	October 4, 2018

Satya Worldwide, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws, as currently*

4.1	Specimen preferred stock certificate*

4.2	Specimen common stock certificate*

10.1	Subscription Agreement for Series A Convertible Preferred Stock **

10.2	Amended and Restated Share Exchange and Reorganization Agreement***

21.1	List of Subsidiaries ****

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)****

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

101.INS	XBRL Instance Document ****
101.SCH	XBRL Schema Document ****
101.CAL	XBRL Calculation Linkbase Document ****
101.DEF	XBRL Definition Linkbase Dcoument ****
101.LAB	XBRL Label Linkbase Document ****
101.PRE	XBRL Presentation Linkbase Document ****

*	Included as an Exhibit to our Registration Statement on Form S-1 filed on May 1, 2014
**	Included as an Exhibit to our Registration Statement on Form S-1/Amendment No. 1 filed on June 17, 2014
***	Included as an Exhibit to our report on Form 8-K filed on June 6, 2016
****	Filed herewith